Form 10QSB
period 1996-06-30
DIAGNOSTIC HEALTH SERVICES INC /DE/
filed 1996-08-01
CIK 895659

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                     ------------------------------------
                                  FORM 10-QSB

            [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1996

            [_] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the transition period from _________  to  ____

                        Commission File Number 0-21758

                -----------------------------------------------

                       DIAGNOSTIC HEALTH SERVICES, INC.

            (Exact name of registrant as specified in its charter)

       Delaware                                                  22-2960048
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                      Identification No.)

            2777 Stemmons Freeway, Suite 1525, Dallas, Texas 75207 (Address of principal executive offices, including zip code)

                                 (214)634-0403
             (Registrant's telephone number, including area code)

            -------------------------------------------------------

   (Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X     No
                                  --------    -------

         Applicable only to issuers involved in bankruptcy proceedings
                          During the past five years.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                             Yes           No
                                  --------    -------

As of June 30, 1996, there were 7,897,332 issued and 7,664,073 shares outstanding of Registrant's common stock, $.001 per value.

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES

                        QUARTERLY REPORT ON FORM 10-QSB

                                     INDEX



PART I.  Financial Information                                 PAGE NO.

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheet - June 30, 1996                        2-3

Consolidated Statements of Operations
Six months ended June 30, 1995 and 1996                             4

Consolidated Statements of Operations
Three months ended June 30, 1995 and 1996                           5

Consolidated Statements of Stockholders' Equity
June 30, 1996                                                       6

Consolidated Statements of Cash Flows
Six months ended June 30, 1995 and 1996                             7

Consolidated Statements of Cash Flows
Three months ended June 30, 1995 and 1996                           8

Notes to Consolidated Financial Statements                       9-11

Item 2.  Management's Discussion and Analysis or
Plan of Operation                                               12-15


PART II.  Other Information                                        16

Signatures                                                         17

Item 6. Exhibits and Reports on Form 8-K                           18

Exhibit 1 - Statement re:  computation of per share earnings       19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                     Consolidated Balance Sheet (Unaudited)
                                 June 30, 1996

                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                $10,127,582
  Short term investments                                            --
  Accounts receivable:
         Trade, net of allowance for doubtful
            accounts                                         3,583,630
          Accrued interest and other                           255,350
          Stockholders                                          37,348
          Employees                                            126,944
  Contract receivables - current                               681,228
  Deferred federal income taxes                                 55,023
  Prepaid expenses and other                                   810,790
                                                           -----------

     Total Current Assets                                   15,677,895
                                                           -----------

PROPERTY & EQUIPMENT:
    Office furniture & equipment                               837,901
    Machinery & service equipment                           12,051,786
    Leasehold improvements                                      52,712
       Less: Accumulated depreciation and amortization      (4,293,846)
                                                           -----------

         Total Property & Equipment                          8,648,553
                                                           -----------

OTHER ASSETS:
   Deposits and other                                          559,591
   Deferred offering/acquisition                               120,301
   Contract receivables - long-term                          2,551,420
   Goodwill                                                  5,952,511
   Noncompete agreements                                     1,511,779
     Less: Accumulated amortization                         (1,080,565)
                                                           -----------

     Total Other Assets                                      9,615,037
                                                           -----------

TOTAL ASSETS                                               $33,941,485
                                                           ===========

                      LIABILITIES & STOCKHOLDERS' EQUITY
                      ----------------------------------

Current Liabilities:
 Accounts payable                              $   794,178
 Accrued liabilities                               416,030
 Current lease obligations                       1,405,105
 Current portion of long-term debt                 317,538
 Federal income tax payable                        483,241
                                               -----------

   Total Current Liabilities                     3,416,092

Long-term lease obligations                      2,064,357
Long-term debt                                   2,307,981
Accrued contract expenses                          606,165
Deferred rent                                       11,151
Deferred federal income taxes                      205,961
                                               -----------

     TOTAL LIABILITIES                           8,611,707
                                               -----------

Stockholders' Equity:
 Common stock, $.001 par value, authorized
  15,000,000 shares;  issued 7,897,332
  shares and outstanding 7,664,073 shares            7,897
 Additional paid-in capital                     24,441,210
 Retained earnings                               1,099,080
 Foreign currency translation adjustments           (6,267)
 Stock subscription receivable                        (991)
 Stockholder receivable                           (103,500)
 Treasury stock (at cost)                         (107,651)
                                               -----------

TOTAL STOCKHOLDERS' EQUITY                      25,329,778
                                               -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $33,941,485
                                               ===========

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)



                                               Six Months Ended June 30,
                                               -------------------------
                                                  1995          1996
                                               ----------    -----------
Revenues:
 Gross revenues                                $7,650,943    $10,573,587
                                               ----------    -----------

Expenses:
 General & administrative                         454,860        593,308
 Salaries & employee benefits                   4,189,636      5,370,342
 Legal & professional                             154,492         51,635
 Rent & utilities                                 134,381        158,906
 Taxes & insurance                                236,564        179,967
 Technical operating expenses                   1,050,842      1,429,844
 Provision (credit) for doubtful accounts          54,812         (3,068)
 Depreciation and amortization                    678,848        982,827
                                               ----------    -----------
  Total operating expenses                      6,954,435      8,763,761
                                               ----------    -----------

Income  from operations                           696,508      1,809,826
                                               ----------    -----------

Other income (expense):
 Other income                                      30,308        161,271
 Interest expense                                (138,408)      (520,859)
                                               ----------    -----------
  Total other income (expense)                   (108,100)      (359,588)
                                               ----------    -----------

INCOME BEFORE INCOME TAXES                        588,408      1,450,238
Provision for Federal Income Taxes                     --        459,276
                                               ----------    -----------

NET INCOME                                     $  588,408    $   990,962
                                               ==========    ===========

Earnings per share :
 Primary                                       $     0.12    $      0.16
                                               ==========    ===========
 Fully diluted                                 $     0.11    $      0.15
                                               ==========    ===========

Weighted average common shares - primary        5,073,695      6,197,175
                                               ==========    ===========
Weighted average common shares - fully diluted  5,218,681      6,480,446
                                               ==========    ===========

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)



                                               Three Months Ended June 30,
                                               ---------------------------
                                                  1995             1996
                                               ----------       ----------
Revenues:
 Gross revenues                                $3,975,487       $5,352,106
                                               ----------       ----------

Expenses:
 General & administrative                         254,942          275,705
 Salaries & employee benefits                   2,169,835        2,736,861
 Legal & professional                             103,765           17,848
 Rent & utilities                                  62,511           82,258
 Taxes & insurance                                127,220          101,759
 Technical operating expenses                     503,521          659,322
 Provision for doubtful accounts                   33,944            2,651
 Depreciation and amortization                    335,150          481,355
                                               ----------       ----------
  Total operating expenses                      3,590,888        4,357,759
                                               ----------       ----------

Income from operations                            384,599          994,347
                                               ----------       ----------

Other income (expense):
 Other income                                      17,970           81,919
 Interest expense                                 (71,370)        (301,404)
                                               ----------       ----------
  Total other income (expense)                    (53,400)        (219,485)
                                               ----------       ----------

INCOME BEFORE INCOME TAXES                        331,199          774,862

Provision for Federal Income Taxes                     --          242,735
                                               ----------       ----------

NET INCOME                                     $  331,199       $  532,127
                                               ==========       ==========

Earnings per share :
 Primary                                       $     0.07       $     0.08
                                               ==========       ==========
 Fully diluted                                 $     0.06       $     0.08
                                               ==========       ==========

Weighted average common shares - primary        5,079,822        6,551,889
                                               ==========       ==========
Weighted average common shares - fully diluted  5,220,940        6,733,704
                                               ==========       ==========

***

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
           Consolidated Statement of Stockholders' Equity (Unaudited)
                     For the Six Months Ended June 30, 1996


                                            Additional                  Foreign     Stock
                                   Common    Paid-in      Accumulated   Currency  Subscription Stockholder  Treasury
                                   Stock     Capital        Deficit    Translation Receivable  Receivable    Stock        Total
                                   -------------------------------------------------------------------------------------------------
Balance, January 1, 1996           $5,206   $ 9,018,442   $  108,118    ($6,171)    ($8,250)   ($103,500)   ($107,651)  $ 8,906,194

Net Income                                                   990,962                                                        990,962

Stock issued - secondary offering   2,555    15,248,476                                                                  15,251,031

Foreign currency translation                                                (96)                                                (96)

Shares issued in connection
with the following acquisitions:
    NPE/PEDI                           86       425,915                                                                     426,001
     CCI                               23      (429,897)                                                                   (429,874)

Stock options exercised                 1         1,468                                                                       1,469

Proceeds from stock subscription
receivable                                                                            7,259                                   7,259

Stock issued in payment of Debt        26       176,806                                                                     176,832

                                   ------------------------------------------------------------------------------------------------
Balance, June 30, 1996             $7,897   $24,441,210   $1,099,080    ($6,267)      ($991)   ($103,500)  ($107,651)   $25,329,778
                                   ================================================================================================







                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)



                                           Six Months Ended June 30,
                                           -------------------------
                                              1995          1996
                                           ----------    -----------
Cash Flows from Operations:
  Net income                               $  588,408    $   990,962
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operations:
  Depreciation and amortization               595,794        982,826
  Deferred rent expense                        (3,373)        11,151
  Foreign currency translation                 (1,477)           (96)
  Increase in trade receivable               (349,579)      (609,119)
  Increase in contracts receivable           (687,220)    (1,340,159)
  Increase in prepaid expenses               (319,450)      (411,102)
  Decrease (increase) in other assets         188,887       (192,186)
  Increase (decrease) in accounts payable     156,810       (533,075)
  Increase (decrease) in accrued liabilities  228,208        208,897
  Increase in income taxes payable                 --        459,276
  Increase (decrease) in other liabilities   (148,161)       274,452
                                           ----------    -----------
Net Cash Provided by (Used In) Operations     248,847       (158,173)
                                           ----------    -----------

Cash Flows From Investing Activities:
  Decrease in cash investments              1,300,100             --
  Cash payments for the purchase of property (239,003)      (337,659)
  Acquisition of businesses net of cash
   acquired                                  (167,741)      (114,575)
  Additional subsidiary acquisition costs      (5,668)       (62,778)
  Decrease (increase) in other receivables   (109,447)       (78,296)
  (Increase) in employee receivables          (11,769)       (70,149)
  (Increase) in stockholder receivable         (2,588)        (3,105)
                                           ----------    -----------
Net Cash Provided by (Used In) Investing
  Activities                                  763,884       (666,562)
                                           ----------    -----------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock          937     15,429,332
  Proceeds from stock subscription receivable      --          7,259
  Proceeds from issuance of bridge loans           --      2,000,000
  Net borrowings on line of credit            471,748       (700,000)
  Principal payments on long-term debt       (717,659)    (6,024,929)
  Principal payments on capital lease
   obligations                               (195,045)      (464,524)
                                           ----------    -----------
Net Cash Provided by (Used In) Financing
  Activities                                 (440,019)    10,247,138
                                           ----------    -----------

Net increase (decrease) in cash               572,712      9,422,403
Cash balance, beginning of period             278,319        705,179
                                          -----------    -----------
Cash balance, end of period                $  851,031    $10,127,582
                                           ==========    ===========

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)



                                              Three Months Ended June 30,
                                              ---------------------------
                                                 1995            1996
                                              ---------       -----------
Cash Flows from Operations:
  Net income                                  $ 331,199       $   532,127
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operations:
  Depreciation and amortization                 252,096           481,355
  Deferred rent expense                          (1,686)             (913)
  Foreign currency translation                     (136)              (45)
  Increase (decrease) in trade receivable         1,592           (61,061)
  Increase in contracts receivable             (343,651)         (655,056)
  Increase in prepaid expenses                 (173,192)         (216,591)
  Decrease (increase) in other assets           (76,179)          171,393
  Increase (decrease) in accounts payable        67,812          (867,230)
  Increase (decrease) in accrued liabilities    127,539          (403,165)
  Increase in income taxes payable                   --           242,735
  Increase (decrease) in other liabilities     (142,500)           47,923
                                              ---------       -----------
Net Cash Provided by (Used In)  Operations       42,894          (728,528)
                                              ---------       -----------

Cash Flows From Investing Activities:
  Cash payments for the purchase of
   property                                    (212,023)         (245,186)
  Acquisition of businesses net of cash
   acquired                                     110,481           (85,181)
  Additional subsidiary acquisition costs        34,989           (36,699)
  Decrease (increase) in other receivables     (147,729)          (88,580)
  (Increase) decrease in employee
   receivables                                    3,082           (67,429)
  (Increase) in stockholder receivable           (1,035)           (1,552)
                                              ---------       -----------
Net Cash Provided by (Used In) Investing
       Activities                              (212,235)         (524,627)
                                              ---------       -----------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock             --        15,429,332
  Proceeds from stock subscription
   receivable                                        --             7,259
  Proceeds from issuance of bridge loans             --         2,000,000
  Net borrowings on line of credit              630,000          (910,000)
  Principal payments on long-term debt         (434,555)       (5,721,637)
  Principal payments on capital lease
   obligations                                 (115,310)         (254,361)
                                              ---------       -----------
Net Cash Provided by (Used In) Financing
 Activities                                      80,135        10,550,593
                                              ---------       -----------

Net Increase (Decrease) in Cash                 (89,206)        9,297,438
Cash Balance, Beginning of Period               940,237           830,144
                                              ---------       -----------
Cash Balance, End of Period                   $ 851,031       $10,127,582
                                              =========       ===========

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

NOTE 1. GENERAL

The unaudited consolidated financial statements included herein for Diagnostic Health Services, Inc. and subsidiaries ("DHS" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain 1995 balances have been reclassified to conform to the 1996 presentation. These financial statements include the accounts of the Company and its subsidiaries, which are set forth in the following table.

                      [ORGANIZATIONAL CHART APPEARS HERE]

In addition to the above, DHSMS has one inactive wholly-owned subsidiary, HomeCare International, Inc.

The Company is a leading outsource provider of medical services to hospitals, physicians' offices and other healthcare facilities primarily in the Midwest and South Central United States. The Company provides radiology and cardiology diagnostic services and equipment, as well as departmental management services to healthcare facilities on an in-house and shared basis. The Company also provides skilled allied healthcare personnel on a temporary basis to perform a variety of functions in hospitals, long-term care facilities, physicians' offices, clinics and home healthcare settings.

NOTE 2. SECONDARY OFFERING

On June 12, 1996, the Company completed a public offering (the "Secondary Offering") of 3,000,000 shares of common stock at an offering price to the public of $6.75 per share. Of the shares sold, 2,555,000 were sold by the Company, and 445,000 shares were sold by selling shareholders. Net proceeds to the Company, after incurred expenses, were approximately $15,251,000.

On July 5, 1996, the investment banking firm of Rodman & Renshaw, Inc., as representative of the several underwriters in the Secondary Offering, exercised their over-allotment option to purchase from DHS an additional 400,000 shares of common stock. The additional net proceeds to DHS were $2,524,500.

DHS realized total net proceeds from the Secondary Offering of approximately $17,775,500. The proceeds have been and will be used for acquisitions, capital expenditures, working capital and retirement of outstanding debt.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

NOTE 3. ACQUISITIONS

On March 9, 1995, effective as of January 1, 1995, DHSMS (through a new wholly-owned subsidiary, HDI Acquisition Corp.) acquired the businesses of three San Antonio, Texas-based companies which are in similar lines of business as the Company. The acquisitions of Sector-Echos Inc. ("SEI"), Cardio-Graphic Consultants, Inc. ("CGCI") and Heart Diagnostic Institutes, Inc. ("HDII") were made for a combination of $352,000 in cash and 84,211 shares of DHS common stock. The Company acquired net assets of approximately $659,000 including goodwill of approximately $399,000 in connection with the acquisitions. The Company plans to merge the acquired businesses into another wholly-owned subsidiary of DHSMS during 1996.

On July 31, 1995, the Company, through DHSMS' wholly-owned subsidiary, Specialized Imaging Services Inc. ("SIS"), purchased substantially all of the operating assets (exclusive of cash and accounts receivable) of the mobile ultrasound and nuclear imaging division of MICA Imaging, Inc. The purchase included approximately $5,034,000 of various assets including goodwill of approximately $2,528,000. The purchase price was approximately $3,746,000 in cash, and SIS assumed liabilities of approximately $1,288,000.

Simultaneous with the closing of the MICA acquisition, the Company and its subsidiaries entered into a loan agreement with Texas Commerce Bank National Association, providing for an acquisition loan in the principal amount of $3,750,000, a term loan of the principal amount of $1,000,000, and a revolving credit facility of up to $1,000,000 (or, if less, 75% of the Company's and its subsidiaries' eligible accounts receivable from time to time). In connection with the ADI acquisition described in Note 4 below, the Company obtained an additional $600,000 term loan under the loan agreement. All of these loans (other than $2,000,000 of term loans, which is under a hedge contract) were repaid in June 1996 out of the net proceeds of the Secondary Offering.

In January 1996, Mobile Diagnostic Systems, Inc. ("MDS", a wholly-owned subsidiary of DHSMS) acquired all of the outstanding capital stock of two affiliated Dallas, Texas-based businesses, Neonatal Pediatric Echocardiography, Inc. ("NPE") and Pediatric Echocardiagraphic Diagnostic Imaging, Inc. ("PEDI"), in exchange for an aggregate of 85,200 shares of DHS common stock. The Company acquired net assets of approximately $426,000 including goodwill of approximately $248,000 in connection with the acquisitions.

On June 28, 1996, MDS acquired all of the outstanding capital stock of Cardiac Concepts, Inc. ("CCI"). The purchase price consisted of 22,785 shares of the Company's common stock, in consideration of which the Company received net liabilities valued at $429,874. On the date of the acquisition, the Company also issued 26,861 shares of common stock in payment of approximately $177,000 of the debt and liabilities of CCI. The acquisition of CCI has been accounted for under the purchase method of accounting with the purchase price being allocated to assets and liabilities based upon their fair market value at the date of acquisition. No goodwill was recognized with this transaction.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

NOTE 4. POOLING OF INTERESTS

On December 7, 1995, the Company issued 240,000 shares of its common stock in exchange for all of the outstanding common stock of an S corporation, Advanced Diagnostic Imaging, Inc. ("ADI"). The transaction has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of ADI for all periods presented prior to the consummation of the transactions.

ADI was a Subchapter S corporation for income tax purposes and, therefore, did not pay federal income taxes. ADI will be included in the Company's federal income tax return effective November 30, 1995. Deferred income taxes related to acquired net taxable temporary differences were not material.

As a result of the pooling of interests with ADI, the Company's previously reported gross revenues and net income for the three months ended June 30, 1995 of $3,618,778 and $287,864, respectively, have been restated to reflect ADI's adjusted gross revenues and adjusted net income of $356,709 and $43,335, respectively.

As a result of the pooling of interests with ADI, the Company's previously reported gross revenues and net income for the six months ended June 30, 1995 of $6,983,409 and $516,816, respectively, have been restated to reflect ADI's adjusted gross revenues and adjusted net income of $667,534 and $71,592, respectively.


NOTE 5. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for the six months ended June 30, 1996 for interest was approximately $604,000.

The Company acquired assets in exchange for the issuance of common stock and the assumption of various liabilities in connection with the acquired businesses. Cash and noncash investing and financing activities related to the acquisitions consisted of the following:

                                        1995               1996
                                        HDI              NPE/PEDI
                                   ------------        -----------
Assets acquired                        $862,436           $549,855
Liabilities assumed                    (273,676)           (51,500)
Common stock issued                    (200,001)          (426,001)
                                   ------------        -----------
Total cash paid                         388,759             72,354
Fees and expenses                       (36,759)           (36,177)
Less cash acquired                      (73,778)            (6,784)
                                   ------------        -----------
Net cash paid                          $278,222            $29,393
                                   ============        ===========

The Company also recognized assets and obligations under noncompete agreements of approximately $184,000 for the six months ended June 30, 1996.

Property and equipment acquired under capital leases for the six months ended June 30, 1996 was approximately $1,932,000.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

Item 2.  Management's Discussion and Analysis or Plan of Operations

RESULTS OF OPERATIONS

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated:

                                         Three Months Ended        Six Months Ended
                                               June 30,                June 30,
                                         ---------------------     ------------------
                                           1995        1996          1995      1996
                                           ----        ----          ----      ----
Gross revenues                             100.0 %     100.0 %       100.0 %   100.0 %
Operating expenses                          90.3        81.4          90.9      82.9
                                         -------     -------       -------   -------
Income from operations                       9.7        18.6           9.1      17.1
Interest expense                             1.8         5.6           1.8       4.9
Other expense (income)                      (0.5)       (1.5)         (0.4)     (1.5)
                                         -------     -------       -------   -------
Income before provision for income taxes     8.3        14.5           7.7      13.7
Income tax expense                           0.0         4.5           0.0       4.3
                                         -------     -------       -------   -------
Net income                                   8.3 %       9.9 %         7.7 %     9.4 %
                                         =======     =======       =======   =======

Note: Numbers may not add due to rounding.

Three Months Ended June 30, 1996 Compared with Three Months Ended June 30, 1995

Gross revenues increased by 34.6% to approximately $5,352,000 for the three months ended June 30, 1996 from approximately $3,975,000 for the three months ended June 30, 1995. This increase was due primarily to approximately $1,248,000 derived from acquired businesses and approximately $129,000 from an approximate 10.3% increase in revenues from existing and new customers exclusive of revenues attributable to acquired businesses.

Operating expenses increased by 21.4% to approximately $4,358,000 for the three months ended June 30, 1996 from approximately $3,591,000 for the three months ended June 30, 1995, due to the Company's expanded operations. As a percentage of gross revenues, total operating expenses decreased to 81.4% from 90.3%. This reduction is attributable primarily to efficient utilization of personnel and resources resulting from the Company's integration of acquired businesses. The Company has also experienced an increase in the number of in-house contracts for the provision of radiology and cardiology services. These contracts typically generate higher profit margins than the other services provided by the Company.

Income from operations increased by 158.5% to approximately $994,000 for the three months ended June 30, 1996 from approximately $385,000 for the three months ended June 30, 1995. As a percentage of gross revenues, income from operations increased to 18.6% for the three months ended June 30, 1996 from 9.7% in the comparable prior year period.

Interest expense increased by 322.3% to approximately $301,000 for the three months ended June 30, 1996 from approximately $71,000 for the three months ended June 30, 1995. This increase was attributable primarily to additional loan and lease liabilities assumed in connection with acquisitions in the third and fourth quarters of 1995.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

Other income is primarily gain realized upon disposition of equipment at the end of its lease term, and interest earned on liquid investments.

The Company's federal income tax net operating loss carryforwards were fully utilized subsequent to the second quarter of 1995, and the Company recorded a provision for federal income taxes of approximately $243,000 for the three months ended June 30, 1996.

Net income increased by 60.7% to approximately $532,000 for the three months ended June 30, 1996 from approximately $331,000 for the comparable prior year period. This increase is due primarily to increased revenues and continued consolidation resulting in efficient utilization of personnel and equipment.


Six Months Ended June 30, 1996 Compared with Six Months Ended June 30, 1995

Gross revenues increased by 38.2% to approximately $10,574,000 for the six months ended June 30, 1996 from approximately $7,651,000 for the six months ended June 30, 1995. This increase was due primarily to approximately $2,506,000 derived from acquired businesses and approximately $417,000 from an approximate 16.6% increase in revenues from existing and new customers exclusive of revenues attributable to acquired businesses.

Operating expenses increased by 26.0% to approximately $8,764,000 for the six months ended June 30, 1996 from approximately $6,954,000 for the six months ended June 30, 1995, due to the Company's expanded operations. As a percentage of gross revenues, total operating expenses decreased to 82.9% from 90.9%. This reduction is attributable primarily to efficient utilization of personnel and resources resulting from the Company's integration of acquired businesses. The Company has also experienced an increase in the number of in-house contracts for the provision of radiology and cardiology services. These contracts typically generate higher profit margins than the other services provided by the Company.

Income from operations increased by 159.8% to approximately $1,810,000 for the six months ended June 30, 1996 from approximately $697,000 for the six months ended June 30, 1995. As a percentage of gross revenues, income from operations increased to 17.1% for the six months ended June 30, 1996 from 9.1% for the six months ended June 30, 1995.

Interest expense increased by 276.3% to approximately $521,000 for the six months ended June 30, 1996 from approximately $138,000 for the six months ended June 30, 1995, which was attributable primarily to additional loan and lease liabilities assumed in connection with acquisitions in the third and fourth quarters of 1995.

Other income is primarily gain realized upon disposition of equipment at the end of its lease term, and interest earned on liquid investments.

The Company's federal income tax net operating loss carryforwards were fully utilized subsequent to the second quarter of 1995, and the Company recorded a provision for federal income taxes of approximately $459,000 for the six months ended June 30, 1996.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

Net income increased by 68.4% to approximately $991,000 for the six months ended June 30, 1996 from approximately $588,000 for the six months ended June 30, 1995. This increase is due primarily to increased revenues and continued consolidation resulting in efficient utilization of personnel and equipment.

LIQUIDITY AND CAPITAL RESOURCES

On June 12, 1996, the Company completed a public offering (the "Secondary Offering") of 3,000,000 shares of common stock at an offering price to the public of $6.75 per share. Of the shares sold, 2,555,000 were sold by the Company, and 445,000 shares were sold by selling shareholders. Net proceeds to the Company, after incurred expenses, were approximately $15,251,000.

On July 5, 1996, the investment banking firm of Rodman & Renshaw, Inc., as representative of the several underwriters in the Secondary Offering, exercised their over-allotment option to purchase from DHS an additional 400,000 shares of common stock. The additional net proceeds to DHS were $2,524,500.

DHS realized total net proceeds from the Secondary Offering of approximately $17,775,500. The net proceeds have been and will be used for acquisitions, capital expenditures, working capital and retirement of outstanding debt, including approximately $4,827,000 which has been utilized to retire all but $2,000,000 of the indebtedness previously outstanding under the Company's senior credit facilities with Texas Commerce Bank National Association (the "Bank"), and $1,000,000 utilized to retire subordinated promissory notes issued in a private placement in April 1996.

On July 24, 1996, the Company entered into an amended and increased credit facility (the "Credit Facility") with the Bank which permits borrowings of up to $20 million, including up to $17.5 million for acquisitions (the "Acquisition Facility") and up to $2.5 million for working capital (the "Working Capital Facility"). The Acquisition Facility will terminate on June 30, 2001 and the Working Capital Facility will terminate on June 30, 1998. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company (including the capital stock of the Company's subsidiaries) and bear interest at one of two variable rates selected by the Company based upon (i) the reserve adjusted LIBOR rate plus a margin ranging from 1.75% to 2.5%, or (ii) the greater of the Bank's prime rate or the federal funds rate plus 0.50%, plus a margin ranging from 0.25% to 1.00%. The Credit Facility requires ongoing compliance with certain financial covenants, including a maximum ratio of funded debt to adjusted earnings. As of July 24, 1996, the outstanding principal borrowings under the Credit Facility were in the amount of $2,000,000, all of which were carried forward from the Company's prior credit facility with the Bank, and are deemed to be outstanding under the Acquisition Facility.

Based on the Company's operating plan, management believes that available resources and funds generated from operations will be sufficient to meet the Company's operating requirements and to fund proposed expansion of the Company's business, through the close of the Company's fiscal year ending December 31, 1996.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

EFFECTS OF INFLATION

Inflation is not a material factor affecting the Company's business. General operating expenses such as salaries and employee benefits are, however, subject to normal inflationary pressures.

SEASONALITY

The Company's results of operations, have, in some years, varied significantly from quarter to quarter, for reasons particular to each quarter. For instance, hospital admissions and doctor visits (and, therefore, the Company's imaging revenues) are typically lower during holiday periods, and at other times when physicians traditionally take their own vacations. Conversely, revenues from the Company's allied healthcare services business have generally increased in holiday periods, due to increased demand for temporary personnel when regular staff is away.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

                                    Part II
                               OTHER INFORMATION


Items 1-5. Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits to this report:

Exhibit 1:  Computation re: Computation of Earnings Per Share

(b) There were no reports on Form 8-K filed during the quarter for which this report is filed.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        DIAGNOSTIC HEALTH SERVICES, INC.




                                 /S/ MAX W. BATZER
- --------------------------------------------------
                                     Max W. Batzer
    Chairman, Chief Executive Officer and Director


                                /S/ BRAD A. HUMMEL
- --------------------------------------------------
                                    Brad A. Hummel
               President, Chief Operating Officer,
            Principal Financial Officer, Principal
                   Accounting Officer and Director


                                   /S/ BO W. LYCKE
- --------------------------------------------------
                                       Bo W. Lycke
                                          Director



                               Date: July 31, 1996