Form 10QSB
period 1996-09-30
DIAGNOSTIC HEALTH SERVICES INC /DE/
filed 1996-11-14
CIK 895659

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                      ----------------------------------
                                  FORM 10-QSB

            [ X ] Quarterly Report pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                  For the quarterly period ended September 30, 1996

            [   ] Quarterly report pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                  For the transition period from _________  to  ____

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


             ----------------------------------------------------
   (Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X     No
                                   -----      -----

         Applicable only to issuers involved in bankruptcy proceedings
                          During the past five years.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                             Yes         No
                                 -----      -----

As of September 30, 1996, there were 8,297,332 issued and 8,064,073 shares outstanding of Registrant's common stock, $.001 per value.

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES

                        QUARTERLY REPORT ON FORM 10-QSB

                                     INDEX


PART I.  Financial Information                                 PAGE NO.

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheet - September 30, 1996                   2-3

Consolidated Statements of Operations
Nine months ended September 30, 1995 and 1996                       4

Consolidated Statements of Operations
Three months ended September 30, 1995 and 1996                      5

Consolidated Statements of Stockholders' Equity
September 30, 1996                                                  6

Consolidated Statements of Cash Flows
Nine months ended September 30, 1995 and 1996                       7

Consolidated Statements of Cash Flows
Three months ended September 30, 1995 and 1996                      8

Notes to Consolidated Financial Statements                       9-12

Item 2.  Management's Discussion and Analysis or
Plan of Operation                                               13-16


PART II.  Other Information                                        17

Signatures                                                         18

Item 6. Exhibits and Reports on Form 8-K                           19

Exhibit 1 - Statement re:  computation of per share earnings       20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                    Consolidated Balance Sheet (Unaudited)
                              September 30, 1996

                                    ASSETS
                                    ------

Current Assets:
  Cash and cash equivalents                            $ 6,583,276
  Short term investments                                 5,000,000
  Trade receivables, net                                 3,988,436
  Contract receivables - current                           696,737
  Deferred federal income taxes                             55,023
  Prepaid expenses and other                             1,527,298
                                                       -----------
    Total Current Assets                                17,850,770
                                                       -----------

PROPERTY & EQUIPMENT:
  Property and equipment, at cost                       13,500,467
  Less accumulated depreciation and amortization        (4,603,778)
                                                       -----------
     Total Property & Equipment                          8,896,689
                                                       -----------

OTHER ASSETS:
  Deposits and other assets                              1,193,357
  Contract receivables - long-term                       3,712,045
  Goodwill                                               5,975,893
  Noncompete agreements                                  1,507,473
    Less: Accumulated amortization                      (1,240,799)
                                                       -----------
     Total Other Assets                                 11,147,969
                                                       -----------
TOTAL ASSETS                                           $37,895,428
                                                       ===========

                      LIABILITIES & STOCKHOLDERS' EQUITY
                      ----------------------------------

Current Liabilities:
  Accounts payable and accrued liabilities        $ 1,056,281
  Current lease obligations                         1,390,027
  Current portion of long-term debt                   296,164
  Notes payable                                       620,000
  Federal income tax payable                          833,555
                                                  -----------

     Total Current Liabilities                      4,196,027

Long-term lease obligations                         2,074,585
Long-term debt                                      2,252,386
Deferred federal income taxes                         205,961
Other liabilities                                     852,624
                                                  -----------

     TOTAL LIABILITIES                              9,581,583
                                                  -----------

Stockholders' Equity:
  Common stock, $.001 par value, authorized
   15,000,000 shares;  issued 8,297,332
   shares and outstanding 8,064,073 shares              8,297
  Additional paid-in capital                       26,694,459
  Retained earnings                                 1,828,496
  Foreign currency translation adjustments             (6,256)
  Stockholder receivable                             (103,500)
  Treasury stock (at cost)                           (107,651)
                                                  -----------

TOTAL STOCKHOLDERS' EQUITY                         28,313,845
                                                  -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $ 37,895,428
                                                 ============

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)



                                          Nine Months Ended September 30,
                                          --------------------------------
                                               1996               1995
                                          -------------       ------------
Revenues:
 Gross revenues                            $16,747,158         $12,253,045
                                           -----------         -----------

Expenses:
 General & administrative                      925,005             718,819
 Salaries & employee benefits                8,264,697           6,616,449
 Legal & professional                           86,594             204,753
 Rent & utilities                              267,995             218,675
 Taxes & insurance                             301,887             347,641
 Technical operating expenses                2,315,352           1,593,853
 Provision (credit) for doubtful
  accounts                                      (1,458)             86,798
 Depreciation and amortization               1,639,442           1,118,613
                                           -----------         -----------
  Total operating expenses                  13,799,514          10,905,601
                                           -----------         -----------

Income from operations                       2,947,644           1,347,444
                                           -----------         -----------

Other income (expense):
 Other income                                  246,111              36,933
 Interest expense                             (663,785)           (274,979)
                                           -----------         -----------
  Total other income (expense)                (417,674)           (238,046)
                                           -----------         -----------

INCOME BEFORE INCOME TAXES                   2,529,970           1,109,398
Provision for Federal Income Taxes             809,590             138,339
                                           -----------         -----------

NET INCOME                                 $ 1,720,380         $   971,059
                                           ===========         ===========

Earnings per share:
    Primary                                $      0.24         $      0.18
                                           ===========         ===========
    Fully diluted                          $      0.22         $      0.18
                                           ===========         ===========


Weighted average common shares - primary     7,165,006           5,317,971
                                           ===========         ===========
Weighted average common shares -
   fully diluted                             7,777,781           5,472,478
                                           ===========         ===========

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)



                                      Three Months Ended September 30,
                                      ---------------------------------
                                          1996                 1995
                                      ------------        -------------
Revenues:
 Gross revenues                        $ 6,173,571           $ 4,602,102
                                       -----------           -----------

Expenses:
 General & administrative                  331,697               263,959
 Salaries & employee benefits            2,894,355             2,426,813
 Legal & professional                       34,959                50,261
 Rent & utilities                          109,089                84,294
 Taxes & insurance                         121,919               111,077
 Technical operating expenses              885,509               543,011
 Provision for doubtful accounts             1,610                31,986
 Depreciation and amortization             656,615               439,765
                                       -----------           -----------
  Total operating expenses               5,035,753             3,951,166
                                       -----------           -----------

Income from operations                   1,137,818               650,936
                                       -----------           -----------

Other income (expense):
 Other income                               84,840                 6,625
 Interest expense                         (142,926)             (136,571)
                                       -----------           -----------
  Total other income (expense)             (58,086)             (129,946)
                                       -----------           -----------

INCOME BEFORE INCOME TAXES               1,079,732               520,990

Provision for Federal Income Taxes         350,314               138,339
                                       -----------           -----------

NET INCOME                             $   729,418           $   382,651
                                       ===========           ===========
Earnings per share :
 Primary                               $      0.08           $      0.07
                                       ===========           ===========
 Fully diluted                         $      0.08           $      0.07
                                       ===========           ===========

Weighted average common shares -
  primary                                9,072,468             5,348,520
                                       ===========           ===========
Weighted average common shares -
  fully diluted                          9,591,654             5,503,027
                                       ===========           ===========

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
          Consolidated Statement of Stockholders' Equity (Unaudited)
                 For the Nine Months Ended September 30, 1996



                                              Additional                   Foreign     Stock
                                   Common      Paid-in        Retained    Currency  Subscription Stockholder   Treasury
                                    Stock      Capital        Earnings   Translation Receivable  Receivable     Stock         Total
                                  -------------------------------------------------------------------------------------------------
Balance, January 1, 1996           $5,206     $ 9,018,442  $   108,118   ($6,171)    ($8,250)    ($103,500)  ($107,651) $ 8,906,194

Net income                                                   1,720,378                                                    1,720,378

Stock issued - secondary offering   2,955      17,501,725                                                                17,504,680

Foreign currency translation                                                 (85)                                               (85)


Shares issued in connection
with the following acquisitions:
    NPE/PEDI                           86         425,915                                                                   426,001
     CCI                               23        (429,897)                                                                 (429,874)


Stock options exercised                 1           1,468                                                                     1,469

Proceeds from stock subscription
receivable                                                                             8,250                                  8,250

Stock issued in payment of debt        26         176,806                                                                   176,832

                                  -------------------------------------------------------------------------------------------------
Balance, September 30, 1996        $8,297     $26,694,459   $1,828,496   ($6,256)     $    0   ($103,500)    ($107,651) $28,313,845
                                  =================================================================================================

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)



                                              Nine Months Ended September 30,
                                              -------------------------------
                                                 1996               1995
                                              -------------      ------------
Cash Flows from Operations:
  Net income                                    $ 1,720,378      $   971,059
Adjustments to Reconcile Net Income to
Net Cash Provided by Operations:
  Depreciation and amortization                   1,639,442        1,118,613
  Foreign currency translation                          (85)          (2,459)
  (Increase) in trade receivable                   (920,137)      (1,030,594)
  (Increase) in contracts receivable             (2,516,293)      (1,023,504)
  (Increase) in prepaid and other assets           (859,518)        (548,847)
  Increase (decrease) in accounts payable
     and accrued liabilities                       (484,650)         828,715
  Increase in income taxes payable                  809,590          158,381
  Increase (decrease) in other liabilities          566,606         (174,011)
                                                -----------      -----------
Net Cash Provided by (USED IN)  Operations          (44,667)         297,353
                                                -----------      -----------

Cash Flows FROM Investing Activities:
  (Increase) in cash investments                 (5,000,000)       1,450,100
  Cash payments for the purchase of  property      (659,926)        (250,296)
  Acquisition of businesses net of cash
    acquired                                        (28,141)        (248,556)
  (Increase) in deposits and other assets          (989,753)        (133,081)
                                                -----------      -----------
Net Cash Provided by (USED IN) Investing
       Activities                                (6,677,820)         818,167
                                                -----------      -----------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock         17,703,946            1,874
  Proceeds from stock subscription receivable         8,250               --
  Proceeds from issuance of bridge loans          2,000,000               --
  Net borrowings on line of credit                  (80,000)         646,748
  Principal payments on long-term debt           (6,101,898)        (972,996)
  Principal payments on capital lease
    obligations                                    (929,714)        (464,524)
                                                -----------      -----------
Net Cash Provided by (Used IN) Financing
activities                                       12,600,584         (788,898)
                                                -----------      -----------

Net increase (decrease) in cash                   5,878,097          326,622
Cash balance, beginning of period                   705,179          278,319
                                                -----------      -----------
Cash balance, end of period                     $ 6,583,276      $   604,941
                                                ===========      ===========

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)

                                               Three Months Ended September 30,
                                               --------------------------------
                                                   1996                1995
                                               -------------      -------------
Cash Flows from Operations:
  Net income                                    $   729,416          $ 382,651
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operations:
  Depreciation and amortization                     656,616            522,819
  Foreign currency translation                           11               (982)
  (Increase) decrease in trade receivable          (311,018)          (681,015)
  (Increase) in contracts receivable             (1,176,134)          (336,284)
  (Increase) in prepaid and other assets           (296,866)          (105,593)
  Increase (decrease) in accounts payable
   and accrued liabilities                         (159,481)           443,697
  Increase in income taxes payable                  350,314            158,381
  Increase (decrease) in other liabilities          281,003            (22,477)
                                                -----------          ---------
Net Cash Provided by (USED IN)  Operations           73,861            361,197
                                                -----------          ---------

Cash Flows FROM Investing Activities:
  Cash payments for the purchase of property       (322,267)           (11,293)
  Decrease in cash investments                           --            150,000
  Acquisition of businesses net of cash
    acquired                                         86,434            (80,815)
  (Increase) in deposits and other assets          (734,789)          (316,300)
                                                -----------          ---------
Net Cash Provided by (USED IN) Investing
       Activities                                  (970,622)          (258,408)
                                                -----------          ---------

Cash Flows from  Financing Activities:
  Proceeds from issuance of common stock          2,274,614                937
  Net borrowings on line of credit                  620,000            175,000
  Principal payments on long-term debt              (76,969)          (255,337)
  Principal payments on capital lease
   obligations                                     (465,190)          (269,479)
                                                -----------          ---------
Net Cash Provided by (Used IN) Financing
Activities                                        2,352,455           (348,879)
                                                -----------          ---------

Net increase (decrease) in cash                   1,455,694           (246,090)
Cash balance, beginning of period                 5,127,582            851,031
                                                -----------          ---------
Cash balance, end of period                     $ 6,583,276          $ 604,941
                                                ===========          =========

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

                       [ORGANIZATION CHART APPEARS HERE]

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

NOTE 2. SECONDARY OFFERING

On June 12, 1996, the Company completed a public offering (the "Secondary Offering") of 3,000,000 shares of common stock at an offering price to the public of $6.75 per share. Of the shares sold, 2,555,000 were sold by the Company, and 445,000 shares were sold by selling stockholders. Net proceeds to the Company, after incurred expenses, were approximately $14,980,000.

On July 5, 1996, the investment banking firm of Rodman & Renshaw, Inc., as representative of the several underwriters in the Secondary Offering, exercised their over-allotment option to purchase from DHS an additional 400,000 shares of common stock. The additional net proceeds to DHS were $2,524,500.

DHS realized total net proceeds from the Secondary Offering of approximately $17,504,500. The proceeds have been and will be used for acquisitions, capital expenditures, working capital and retirement of outstanding debt.

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

Simultaneous with the closing of the MICA acquisition, the Company and its subsidiaries entered into a loan agreement with Texas Commerce Bank National Association, providing for an acquisition loan in the principal amount of $3,750,000, a term loan in the principal amount of $1,000,000, and a revolving credit facility of up to $1,000,000 (or, if less, 75% of the Company's and its subsidiaries' eligible accounts receivable from time to time). In connection with the ADI acquisition described in Note 4 below, the Company obtained an additional $600,000 term loan under the loan agreement. All of these loans (other than $2,000,000 of term loans, which is under a hedge contract) were repaid in June 1996 out of the net proceeds of the Secondary Offering.

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

On June 28, 1996, MDS acquired all of the outstanding capital stock of Cardiac Concepts, Inc. ("CCI"). The purchase price consisted of 22,785 shares of the Company's common stock, in consideration of which the Company received net liabilities valued at approximately $430,000. On the date of the acquisition, the Company also issued 26,861 shares of common stock in payment of approximately $177,000 of the debt and liabilities of CCI. The acquisition of CCI has been accounted for under the purchase method of accounting with the purchase price being allocated to assets and liabilities based upon their fair market value at the date of acquisition. No goodwill was recognized with this transaction.

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

ADI was a Subchapter S corporation for income tax purposes and, therefore, did not pay federal income taxes. ADI will be included in the Company's federal income tax return effective November 30, 1995. Deferred income taxes related to acquired net temporary differences were not material.

As a result of the pooling of interests with ADI, the Company's previously reported gross revenues and net income for the three months ended September 30, 1995 of $4,288,158 and $336,561, respectively, have been restated to reflect ADI's adjusted gross revenues and adjusted net income of $313,994 and $46,090, respectively.

As a result of the pooling of interests with ADI, the Company's previously reported gross revenues and net income for the nine months ended September 30, 1995 of $11,271,567 and $853,377, respectively, have been restated to reflect ADI's adjusted gross revenues and adjusted net income of $981,478 and $117,682, respectively.


NOTE 5. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for the nine months ended September 30, 1996 for interest was approximately $664,000.

The Company acquired assets in exchange for the issuance of common stock and the assumption of various liabilities in connection with the acquired businesses. Cash and noncash investing and financing activities related to the acquisitions consisted of the following:

                                   1995            1996
                                ---------       ---------
        Assets acquired         $ 862,436       $ 990,998
        Liabilities assumed      (273,676)       (901,333)
        Common stock issued      (200,001)          3,873
                                ---------       ---------
        Total cash paid           388,759          93,538
        Fees and expenses         (36,759)        (73,031)
        Less cash acquired        (73,778)         (7,034)
                                ---------       ---------
        Net cash paid           $ 278,222       $  13,473
                                =========       =========

The Company also recognized assets and obligations under noncompete agreements of approximately $184,000 for the nine months ended September 30, 1996.

Property and equipment acquired under capital leases for the nine months ended September 30, 1996 was approximately $2,392,000.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES


NOTE 6.  SUBSEQUENT EVENTS

In November 1996, the Company consummated the acquisitions of Dysrythmic Data, Inc. ("DDI") and the Advanced Clinical Technology, Inc. ultrasound division ("ACT") of Horizon/CMS Healthcare Corporation. The consideration paid for DDI consisted of 39,521 shares of common stock of the Company. The consideration paid for ACT consisted of approximately $12,630,000 in cash and $4,500,00 in the form of 642,857 shares of convertible redeemable Series A Preferred Stock of the Company. The Company will file a current report on form 8-K with respect to the ACT acquisition, within the time period prescribed by the applicable rules of the Securities and Exchange Commission.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES


Item 2.  Management's Discussion and Analysis or Plan of Operations

RESULTS OF OPERATIONS

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated:
Three Months Ended September 30, 1996 Compared with Three Months Ended September 30, 1995


                        Three Months Ended      Nine Months Ended
                           September 30            September 30
                        -------------------     -----------------
                          1996       1995         1996     1995
                        --------   --------     -------- --------
Gross revenues            100.0       100.0%       100.0%   100.0%
Operating expenses         81.6        85.9         82.4     89.0
                          -----       -----        -----    -----
Income from operations     18.4        14.1         17.6     11.0
Interest expense            2.3         3.0          4.0      2.2
Other expense (income)     (1.4)       (0.1)        (1.5)    (0.3)
                           ----       -----        -----    -----
Income before provision
  for income taxes         19.3        11.3         15.1      9.1
Income tax expense          5.7         3.0          4.8      1.1
                          -----       -----        -----    -----
Net income                 13.6         8.3%        10.3%     7.9%

Note: Numbers may not add due to rounding.

Three Months Ended September 30, 1996 Comared with Three Months Ended September 30, 1995

Gross revenues increased by 34.2% to approximately $6,174,000 for the three months ended September 30, 1996 from approximately $4,602,000 for the three months ended September 30, 1995. This increase was due primarily to approximately $1,265,000 derived from acquired businesses and approximately $306,000 from an approximate 32.3% increase in revenues from existing and new customers exclusive of revenues attributable to acquired businesses.

Operating expenses increased by 27.5% to approximately $5,036,000 for the three months ended September 30, 1996 from approximately $3,951,000 for the three months ended September 30, 1995, due to the Company's expanded operations. As a percentage of gross revenues, total operating expenses decreased to 81.6% from 85.9%. This reduction is attributable primarily to efficient utilization of personnel and resources resulting from the Company's integration of acquired businesses. The Company has also experienced an increase in the number of in-house contracts for the provision of radiology and cardiology services. These contracts typically generate higher profit margins than the other services provided by the Company.

Income from operations increased by 74.8% to approximately $1,138,000 for the three months ended September 30, 1996 from approximately $651,000 for the three months ended September 30, 1995. As a percentage of gross revenues, income from operations increased to 18.4% for the three months ended September 30, 1996 from 14.1% in the comparable prior year period. Interest expense increased by 4.7% to approximately $143,000 for the three months ended September 30, 1996 from approximately

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

$137,000 for the three months ended September 30, 1995. This increase was attributable primarily to additional loan and lease liabilities assumed in connection with acquisitions in the third and fourth quarters of 1995.

Other income is primarily gain realized upon disposition of equipment at the end of its lease term, and interest earned on liquid investments.

Net income increased by 90.6% to approximately $729,000 for the three months ended September 30, 1996 from approximately $383,000 for the comparable prior year period. This increase is due primarily to increased revenues and continued consolidation resulting in efficient utilization of personnel and equipment.


Nine Months Ended September 30, 1996 Compared with Nine Months Ended September 30, 1995

Gross revenues increased by 36.7% to approximately $16,747,000 for the nine months ended September 30, 1996 from approximately $12,253,000 for the nine months ended September 30, 1995. This increase was due primarily to approximately $2,921,000 derived from acquired businesses and approximately $1,573,000 from an approximate 21.7% increase in revenues from existing and new customers exclusive of revenues attributable to acquired businesses.

Operating expenses increased by 26.5% to approximately $13,800,000 for the nine months ended September 30, 1996 from approximately $10,906,000 for the nine months ended September 30, 1995, due to the Company's expanded operations. As a percentage of gross revenues, total operating expenses decreased to 82.4% from 89.0%. This reduction is attributable primarily to efficient utilization of personnel and resources resulting from the Company's integration of acquired businesses. The Company has also experienced an increase in the number of in-house contracts for the provision of radiology and cardiology services. These contracts typically generate higher profit margins than the other services provided by the Company.

Income from operations increased by 118.8% to approximately $2,948,000 for the nine months ended September 30, 1996 from approximately $1,347,000 for the nine months ended September 30, 1995. As a percentage of gross revenues, income from operations increased to 17.6% for the nine months ended September 30, 1996 from 11.0% for the nine months ended September 30, 1995.

Interest expense increased by 141.4% to approximately $664,000 for the nine months ended September 30, 1996 from approximately $275,000 for the nine months ended September 30, 1995, which was attributable primarily to additional loan and lease liabilities assumed in connection with acquisitions in the third and fourth quarters of 1995.

Other income is primarily gain realized upon disposition of equipment at the end of its lease term, and interest earned on liquid investments.

The Company's federal income tax net operating loss carryforwards were fully during 1996, and the Company recorded a provision for federal income taxes of approximately $810,000 for the nine months ended September 30, 1996.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

Net income increased by 77.2% to approximately $1,720,000 for the nine months ended September 30, 1996 from approximately $971,000 for the nine months ended September 30, 1995. This increase is due primarily to increased revenues and continued consolidation resulting in efficient utilization of personnel and equipment.

LIQUIDITY AND CAPITAL RESOURCES

On June 12, 1996, the Company completed a public offering (the "Secondary Offering") of 3,000,000 shares of common stock at an offering price to the public of $6.75 per share. Of the shares sold, 2,555,000 were sold by the Company, and 445,000 shares were sold by selling stockholders. Net proceeds to the Company, after incurred expenses, were approximately $14,980,000.

On July 5, 1996, the investment banking firm of Rodman & Renshaw, Inc., as representative of the several underwriters in the Secondary Offering, exercised their over-allotment option to purchase from DHS an additional 400,000 shares of common stock. The additional net proceeds to DHS were $2,524,500.

DHS realized total net proceeds from the Secondary Offering of approximately $17,504,500. The net proceeds have been and will be used for acquisitions, capital expenditures, working capital and retirement of outstanding debt, including approximately $4,827,000 which has been utilized to retire all but $2,000,000 of the indebtedness previously outstanding under the Company's senior credit facilities with Texas Commerce Bank National Association (the "Bank"), and $1,000,000 utilized to retire subordinated promissory notes issued in a private placement in April 1996.

On July 24, 1996, the Company entered into an amended and increased credit facility (the "Credit Facility") with the Bank which permits borrowings of up to $20 million, including up to $17.5 million for acquisitions (the "Acquisition Facility") and up to $2.5 million for working capital (the "Working Capital Facility"). The Acquisition Facility will terminate on September 30, 2001 and the Working Capital Facility will terminate on September 30, 1998. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company (including the capital stock of the Company's subsidiaries) and bear interest at one of two variable rates selected by the Company based upon (i) the reserve adjusted LIBOR rate plus a margin ranging from 1.75% to 2.5%, or (ii) the greater of the Bank's prime rate or the federal funds rate plus 0.50%, plus a margin ranging from 0.25% to 1.00%. The Credit Facility requires ongoing compliance with certain financial covenants, including a maximum ratio of funded debt to adjusted earnings. As of November 13, 1996, the outstanding principal borrowings under the Credit Facility were in the amount of $2,620,000, all of which were carried forward from the Company's prior credit facility with the Bank, and are deemed to be outstanding under the Acquisition Facility.

Based on the Company's operating plan, management believes that available resources and funds generated from operations will be sufficient to meet the Company's operating requirements and to fund proposed expansion of the Company's business, through the close of the Company's fiscal year ending December 31, 1997.

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

(a)  Exhibits to this report:

Exhibit 11:  Computation re: Computation of Earnings Per Share

(b) There were no reports on Form 8-K filed during the quarter for which this report is filed.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        DIAGNOSTIC HEALTH SERVICES, INC.




                                  /s/ MAX W. BATZER
---------------------------------------------------
                                      Max W. Batzer
     Chairman, Chief Executive Officer and Director


                                 /s/ BRAD A. HUMMEL
---------------------------------------------------
                                     Brad A. Hummel
                President, Chief Operating Officer,
             Principal Financial Officer, Principal
                    Accounting Officer and Director


                                    /s/ BO W. LYCKE
---------------------------------------------------
                                        Bo W. Lycke
                                           Director



                            Date: November 13, 1996