Form 10QSB/A
period 1996-11-13
DIAGNOSTIC HEALTH SERVICES INC /DE/
filed 1996-11-27
CIK 895659

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                      ----------------------------------
                                FORM 10-QSBA-1

            [ X ] Quarterly Report pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                  For the quarterly period ended September 30, 1996

     Date of Report (Date of earliest event reported):  November 13, 1996
                             (September 30, 1996)       -----------------
                             --------------------

            [   ]  Quarterly report pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                   For the transition period from _________  to _________

                        Commission File Number 0-21758
                      ----------------------------------
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

                                 (214)634-0403
             (Registrant's telephone number, including area code)
                      ----------------------------------
        (Former name, former address and former fiscal year if changed since last report)

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

This first amendment to the Company's Form 10-QSB, originally dated November 13, 1996, is being filed for the purpose of correcting and clarifying information previously stated in Item 2. Management's Discussion and Analysis or Plan of Operations under the Results of Operations section.

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
                                                                   -----------

Stockholders' Equity:
 Common stock, $.001 par value, authorized
  15,000,000 shares;  issued 8,297,332
  shares and outstanding 8,064,073 shares                                8,297
 Additional paid-in capital                                         26,694,459
 Retained earnings                                                   1,828,496
 Foreign currency translation adjustments                               (6,256)
 Stockholder receivable                                               (103,500)
 Treasury stock (at cost)                                             (107,651)
                                                                   -----------

TOTAL STOCKHOLDERS' EQUITY                                          28,313,845
                                                                   -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $37,895,428
                                                                   ===========

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)

                                             Nine Months Ended September 30,
                                             --------------------------------
                                                    1996          1995
                                                -----------    -----------
Revenues:
 Gross revenues                                 $16,747,158    $12,253,045
                                                -----------    -----------

Expenses:
 General & administrative                           925,005        718,819
 Salaries & employee benefits                     8,264,697      6,616,449
 Legal & professional                                86,594        204,753
 Rent & utilities                                   267,995        218,675
 Taxes & insurance                                  301,887        347,641
 Technical operating expenses                     2,315,352      1,593,853
 Provision (credit) for doubtful
  accounts                                           (1,458)        86,798
 Depreciation and amortization                    1,639,442      1,118,613
                                                -----------    -----------
  Total operating expenses                       13,799,514     10,905,601
                                                -----------    -----------

Income  from operations                           2,947,644      1,347,444
                                                 ----------    -----------

Other income (expense):
 Other income                                       246,111         36,933
 Interest expense                                  (663,785)      (274,979)
                                                -----------    -----------
  Total other income (expense)                     (417,674)      (238,046)
                                                -----------    -----------

INCOME BEFORE INCOME TAXES                        2,529,970      1,109,398
Provision for Federal Income Taxes                  809,590        138,339
                                                -----------    -----------

NET INCOME                                      $ 1,720,380    $   971,059
                                                ===========    ===========

Earnings per share:
 Primary                                        $      0.24    $      0.18
                                                ===========    ===========
 Fully diluted                                  $      0.22    $      0.18
                                                ===========    ===========

Weighted average common shares - primary          7,165,006      5,317,971
                                                ===========    ===========
Weighted average common shares - fully
 diluted                                          7,777,781      5,472,478
                                                ===========    ===========

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)

                                               Three Months Ended September 30,
                                               --------------------------------
                                                     1996          1995
                                                   ----------   ----------
Revenues:
 Gross revenues                                    $6,173,571   $4,602,102
                                                   ----------   ----------

Expenses:
 General & administrative                             331,697      263,959
 Salaries & employee benefits                       2,894,355    2,426,813
 Legal & professional                                  34,959       50,261
 Rent & utilities                                     109,089       84,294
 Taxes & insurance                                    121,919      111,077
 Technical operating expenses                         885,509      543,011
 Provision for doubtful accounts                        1,610       31,986
 Depreciation and amortization                        656,615      439,765
                                                   ----------   ----------
  Total operating expenses                          5,035,753    3,951,166
                                                   ----------   ----------

Income from operations                              1,137,818      650,936
                                                   ----------   ----------

Other income (expense):
 Other income                                          84,840        6,625
 Interest expense                                    (142,926)    (136,571)
                                                   ----------   ----------
  Total other income (expense)                        (58,086)    (129,946)
                                                   ----------   ----------

INCOME BEFORE INCOME TAXES                          1,079,732      520,990

Provision for Federal Income Taxes                    350,314      138,339
                                                   ----------   ----------

NET INCOME                                         $  729,418   $  382,651
                                                   ==========   ==========

Earnings per share:                                $     0.08   $     0.07
                                                   ==========   ==========
 Primary                                           $     0.08   $     0.07
                                                   ==========   ==========
 Fully diluted

Weighted average common shares - primary            9,072,468    5,348,520
                                                   ==========   ==========
Weighted average common shares - fully diluted      9,591,654    5,503,027
                                                   ==========   ==========

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
          Consolidated Statement of Stockholders' Equity (Unaudited)
                 For the Nine Months Ended September 30, 1996

                                           Additional                 Foreign       Stock
                                  Common     Paid-in     Retained     Currency   Subscription  Stockholder    Treasury
                                  Stock      Capital     Earnings   Translation   Receivable    Receivable      Stock      Total
                                  --------------------------------------------------------------------------------------------------
Balance, January 1, 1996          $5,206   $ 9,018,442    $108,118    ($6,171)     ($8,250)     ($103,500)   ($107,651) $ 8,906,194

Net income                                               1,720,378                                                        1,720,378

Stock issued - secondary
  offering                         2,955    17,501,725                                                                   17,504,680

Foreign currency translation                                              (85)                                                  (85)

Shares issued in connection
with the following acquisitions:
    NPE/PEDI                          86       425,915                                                                      426,001
     CCI                              23      (429,897)                                                                    (429,874)

Stock options exercised                1         1,468                                                                        1,469

Proceeds from stock subscription
receivable                                                                           8,250                                    8,250

Stock issued in payment of debt       26       176,806                                                                      176,832
                                  -------------------------------------------------------------------------------------------------
Balance, September 30, 1996       $8,297   $26,694,459  $1,828,496    ($6,256)          $0      ($103,500)   ($107,651) $28,313,845
                                  ==================================================================================================

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                         1996          1995
                                                     -----------   -----------
Cash Flows from Operations:
  Net income                                         $ 1,720,378   $   971,059
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operations:
  Depreciation and amortization                        1,639,442     1,118,613
  Foreign currency translation                               (85)       (2,459)
  (Increase) in trade receivable                        (920,137)   (1,030,594)
  (Increase) in contracts receivable                  (2,516,293)   (1,023,504)
  (Increase) in prepaid and other assets                (859,518)     (548,847)
  Increase (decrease) in accounts payable
   and accrued liabilities                              (484,650)      828,715
  Increase in income taxes payable                       809,590       158,381
  Increase (decrease) in other liabilities               566,606      (174,011)
                                                     -----------   -----------
Net Cash Provided by (USED IN) Operations                (44,667)      297,353
                                                     -----------   -----------

Cash Flows FROM Investing Activities:
  (Increase) in cash investments                      (5,000,000)    1,450,100
  Cash payments for the purchase of  property           (659,926)     (250,296)
  Acquisition of businesses net of cash acquired         (28,141)     (248,556)
  (Increase) in deposits and other assets               (989,753)     (133,081)
                                                     -----------   -----------
Net Cash Provided by (USED IN) Investing
 Activities                                           (6,677,820)      818,167
                                                     -----------   -----------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock              17,703,946         1,874
  Proceeds from stock subscription receivable              8,250            --
  Proceeds from issuance of bridge loans               2,000,000            --
  Net borrowings on line of credit                       (80,000)      646,748
  Principal payments on long-term debt                (6,101,898)     (972,996)
  Principal payments on capital lease obligations       (929,714)     (464,524)
                                                     -----------   -----------
Net Cash Provided by (Used IN) Financing
  Activities                                          12,600,584      (788,898)
                                                     -----------   -----------

Net increase (decrease) in cash                        5,878,097       326,622
Cash balance, beginning of period                        705,179       278,319
                                                     -----------   -----------
Cash balance, end of period                          $ 6,583,276   $   604,941
                                                     ===========   ===========

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                         1996        1995
                                                     -----------   ---------
Cash Flows from Operations:
  Net income                                         $   729,416   $ 382,651
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operations:
  Depreciation and amortization                          656,616     522,819
  Foreign currency translation                                11        (982)
  (Increase) decrease in trade receivable               (311,018)   (681,015)
  (Increase) in contracts receivable                  (1,176,134)   (336,284)
  (Increase) in prepaid and other assets                (296,866)   (105,593)
  Increase (decrease) in accounts payable
   and accrued liabilities                              (159,481)    443,697
  Increase in income taxes payable                       350,314     158,381
  Increase (decrease) in other liabilities               281,003     (22,477)
                                                     -----------   ---------
Net Cash Provided by (used in) Operations                 73,861     361,197
                                                     -----------   ---------

Cash Flows from Investing Activities:
  Cash payments for the purchase of  property           (322,267)    (11,293)
  Decrease in cash investments                                --     150,000
  Acquisition of businesses net of cash acquired          86,434     (80,815)
  (Increase) in deposits and other assets               (734,789)   (316,300)
                                                     -----------   ---------
Net Cash Provided by (used in) Investing
  Activities                                            (970,622)   (258,408)
                                                     -----------   ---------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock               2,274,614         937
  Net borrowings on line of credit                       620,000     175,000
  Principal payments on long-term debt                   (76,969)   (255,337)
  Principal payments on capital lease obligations       (465,190)   (269,479)
                                                     -----------   ---------
Net Cash Provided by (used in) Financing
  Activities                                           2,352,455    (348,879)
                                                     -----------   ---------

Net increase (decrease) in cash                        1,455,694    (246,090)
Cash balance, beginning of period                      5,127,582     851,031
                                                     -----------   ---------
Cash balance, end of period                          $ 6,583,276   $ 604,941
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

The Company acquired assets in exchange for the issuance of common stock and the assumption of various liabilities in connection with the acquired businesses. Cash and noncash investing and financing activities related to the acquisitions consisted of the following:

                                      1995                 1996
                                    --------             --------
       Assets acquired              $862,436             $990,998
       Liabilities assumed          (273,676)            (901,333)
       Common stock issued          (200,001)               3,873
                                    --------             --------
       Total cash paid               388,759               93,538
       Fees and expenses             (36,759)             (73,031)
       Less cash acquired            (73,778)              (7,034)
                                    --------             --------
       Net cash paid                $278,222             $ 13,473
                                    ========             ========

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

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

Item 2.  Management's Discussion and Analysis or Plan of Operations

RESULTS OF OPERATIONS

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated:

                                         Three Months Ended        Nine Months Ended
                                            September 30              September 30
                                       --------------------      ---------------------
                                         1996        1995          1996         1995
                                         -----       -----         -----        -----
Gross revenues                           100.0 %     100.0 %       100.0 %      100.0 %
Operating expenses                        81.6        85.9          82.4         89.0
                                         -----       -----         -----        -----
Income from operations                    18.4        14.1          17.6         11.0
Interest expense                           2.3         3.0           4.0          2.2
Other expense (income)                    (1.4)       (0.1)         (1.5)        (0.3)
                                         -----       -----         -----        -----
Income before provision for income
  taxes                                   19.3        11.3          15.1          9.1
Income tax expense                         5.7         3.0           4.8          1.1
                                         -----       -----         -----        -----
Net income                                13.6 %       8.3 %        10.3 %        7.9 %
                                         =====       =====         =====        =====

Note: Numbers may not add due to rounding.

Three Months Ended September 30, 1996 Compared with
Three Months Ended September 30, 1995

Gross revenues increased by 34.2% to approximately $6,174,000 for the three months ended September 30, 1996 from approximately $4,602,000 for the three months ended September 30, 1995. Excluding revenues attributable to acquired businesses, gross revenues increased by 32.3% to approximately $4,908,000 for the three months ended September 30, 1996 from approximately $3,709,000 for the three months ended September 30, 1995.

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


Nine Months Ended September 30, 1996 Compared with
Nine Months Ended September 30, 1995

Gross revenues increased by 36.7% to approximately $16,747,000 for the nine months ended September 30, 1996 from approximately $12,253,000 for the nine months ended September 30, 1995. Excluding revenues attributable to acquired businesses, gross revenues increased by 21.6% to approximately $13,531,000 for the nine months ended September 30, 1996 from approximately $11,130,000 for the nine months ended September 30, 1995.

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

                        DIAGNOSTIC HEALTH SERVICES, INC.




                               /S/ MAX W. BATZER
------------------------------------------------
                                   Max W. Batzer
  Chairman, Chief Executive Officer and Director


                              /S/ BRAD A. HUMMEL
------------------------------------------------
                                  Brad A. Hummel
             President, Chief Operating Officer,
          Principal Financial Officer, Principal
                 Accounting Officer and Director


                                 /S/ BO W. LYCKE
------------------------------------------------
                                     Bo W. Lycke
                                        Director



                         Date: November 27, 1996