Form 10KSB
period 1996-12-31
DIAGNOSTIC HEALTH SERVICES INC /DE/
filed 1997-03-31
CIK 895659

           U.S. SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                         Form 10-KSB

(Mark One)
  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1996

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1943 [No Fee Required]
        For the transition period from.........to........

               Commission file number  0-21758

              DIAGNOSTIC HEALTH SERVICES, INC.
       (Name of small business issuer in its charter)

Delaware                                          22-2960048
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)           Identification No.)

   2777 Stemmons Freeway, Suite 1525, Dallas, Texas 75207
          (Address of principal executive offices)

          Issuer's telephone number:  (214)634-0403

  Securities registered under Section 12(b) of the Exchange Act:

    Title of each class             Name of each exchange on which registered
    -------------------             -----------------------------------------
Common Stock, $.001 par value       NASDAQ National Market

Warrants to purchase Common Stock   NASDAQ National Market


 Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 par value

Warrants to purchase Common Stock


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes...X...  No.......

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

      The issuer's revenues for its most recent fiscal year were $24,171,000.

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 21, 1997, was $69,223,818.


               (ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDING DURING THE PAST FIVE YEARS)
     Check  whether  the issuer has filed all documents  and
reports  required to be filed by Section 12, 13 or 15(d)  of the  Exchange Act after the distribution of securities under a plan confirmed by a court. Yes...... No......

         (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
The  number  of  shares outstanding of the  issuer's  Common
Stock, $.001 par value, as of March 21, 1997 was 8,925,102.

         Documents  Incorporated By Reference:  None

                             PART I
                             ------

ITEM 1. DESCRIPTION OF BUSINESS

The Company
Diagnostic Health Services, Inc. ("DHS" or the "Company") is a leading outsource provider of medical services to hospitals, physicians' offices and other healthcare facilities in the Midwest, West and South Central United States. DHS primarily provides radiology and cardiology diagnostic services and equipment, as well as departmental management services, to healthcare facilities on an in-house and shared basis. The Company also provides skilled allied healthcare personnel, including radiology technologists, physical and occupational therapists and other healthcare professionals, on a temporary basis to perform a variety of functions in hospitals, long-term care facilities, physicians' offices, clinics and home healthcare settings.

The Company was incorporated in Texas in 1983 and was reincorporated in Delaware in 1992. The Company is headquartered in Dallas, Texas, and provides services in Texas, Oklahoma, Illinois, Indiana, Louisiana, Mississippi, Missouri, Iowa, Ohio, Michigan, Arkansas, Georgia, Alabama, Virginia, Tennessee, Kansas, New Mexico, Arizona, Nevada, California and in the greater Mexico City area.

In addition to significant internal growth, the Company has expanded its business through numerous acquisitions. Information regarding acquisitions in the past three fiscal years is included in the footnotes to the audited financial statements appearing at
Item 7 below.


The following chart sets forth the corporate structure of the Company and its subsidiaries at March 21, 1997:



                             [CHART APPEARS HERE]


In addition, DHSMS has an inactive wholly-owned subsidiary, HomeCare International, Inc.

Business Operations

Shared Services
---------------
The Company operates a fleet of specially equipped vehicles (vans and trucks) to transport its imaging equipment to hospitals, clinics, long- term care facilities and other healthcare settings. The services provided via the shared services mechanism are predominantly diagnostic ultrasound, for which the equipment is portable and service is rendered on an "as needed" basis. This includes a large number of regular and routed schedules as well as "on call" services to customers in response to emergent demand.

At year- end 1996, the Company provided shared services to approximately 311 hospitals and approximately 566 additional clients across the healthcare spectrum, including physicians' offices, sub acute and long-term care facilities, managed care systems, and government facilities.

In-House  Services  (also referred to as Fixed Site Services)
-------------------------------------------------------------
In addition to the shared services, the Company provides diagnostic services within hospitals and clinical radiology or cardiology departments. These services include the provision of the allied healthcare professional (technologist) who staff the equipment and is responsible for image acquisition; the provision and management of diagnostic equipment or other related instrumentation; the management and processing of data for the procedures conducted within the respective department; and in some instances the provision, via subcontracting, of the professional component (interpretation) of the data by a physician.

These in-house services may include any or all of the aforementioned responsibilities. The imaging modalities under management include, but are not limited to, diagnostic ultrasound, computerized tomography, MRI, nuclear medicine, and cardiac catherization services.

Generally,  the  Company  is  responsible  for  various   quality
assurance programs related to the services it provides and assumes documentation responsibility and management oversight of departmental compliance issues, licenses, accreditation and certification requirements.

 At December 31, 1996, the Company provided in-house services at 96 hospitals throughout its operational markets.

Ancillary Services
------------------
During 1996, the Company reorganized its former "TempTech" division into an operating unit that included (i) the provision of contract occupational and physical therapists on a long or short term basis to healthcare facilities throughout the United States; (ii) the provision of therapists and nurses in a home healthcare setting in Mexico City and surrounding areas, and (iii) the provision of cardiac monitoring services, such as Holter monitoring, pacemaker monitoring and event recording to patients in several of the Company's markets.

Customers
Each of the Company's customers, irrespective of the method by which they are served, has an agreement or contract specifying the terms of service, including the nature of services, pricing, payment and other material terms. The Company's agreements for in-house services typically have durations of three to five years and specify equipment and personnel requirements, the scope and types of services to be provided and the pricing and payment structure.

In 1995 and 1996, no single customer of the Company accounted for more than 10% of the Company's total revenues and the three largest customers of the Company accounted in the aggregate for approximately 9% of the Company's revenues in 1995 and
approximately  6%  of the Company's revenues in  1996.   In  most
cases, the hospital or healthcare facility (which is the Company's customer) is the responsible payment party. Third party payors accounted for approximately 7% and 15% of the Company's revenue in 1995 and 1996, respectively. Although the Company is not substantially reliant upon third-party payment mechanisms, many of the Company's customers are reliant on third-party payment and delays or difficulties in third-party payments could adversely affect the receipt and timing of payments to the Company.

From 1991 to 1996, the Company's customer base increased from 323 (including seven in-house agreements) to approximately 1,200 (including 96 in-house agreements). Customers in 1996 included 409 hospitals and 711 physicians' offices, clinics and healthcare facilities in 12 states.

   In  1996,  the Company's revenues were attributable to  shared
services,  in-house   services and  ancillary  services,  in  the
following approximate proportions:

                                    1996
                                    ----
  Shared                            32%
  In-House/Fixed Base               64%
  Ancillary                          2%

Operating Structure
Through the implementation of a deliberate and prudent acquisition strategy, the Company has established a network of operational facilities throughout the country. These division offices, located in Arlington, San Antonio and Houston, TX, Los Angeles and San Diego, CA, Albuquerque, NM, Phoenix, AZ, Las Vegas and Reno, NV, Tulsa and Oklahoma City OK, St. Louis MO, Chicago IL, Atlanta, GA and Monroe LA, serve as an operations base for both clinical staff, local management and sales. By keeping these functions local, the Company remains responsive to its customer base as well as to opportunities for expansion and development within the Company's markets.

The Company provides local personnel with a comprehensive range of support services, including financial and administrative services, and employs a system which carefully monitors local operations through an extensive system of controls, including regular financial reporting, accounts receivable analysis and customer tracking. The Company provides administrative functions at the corporate level, including receivables management, purchasing, human resources and accounting thereby eliminating the need for these services locally.

Management Information Systems
The Company has configured an information technology system that provides real-time monitoring of services, procedures and other business activities at all of the Company's divisional offices. This enables the Company to monitor services, revenues and costs on a Company-wide basis. The Company has made substantial investments in the development of this system and all of the Company's business offices are networked into the information technology system and integrated with the Company's centralized processing system. This system also contributes to the Company's sales and marketing efforts by enabling the sales force to formulate realistic quotations and pricing proposals to potential customers and to provide management with information specific to existing customers. The Company believes that its information technology system can support substantial growth without requiring significant capital expenditures.

Sales and Marketing
The Company directs its sales and marketing activities from its Dallas headquarters, and out of each of its operating divisions. Each operating division has at least one, and in some instances more than one, sales representative devoted full time to promotion of the Company's business and maintenance and expansion of existing relationships. Additionally, each division manager as well as the regional vice presidents devote portions of their time to customer relations and marketing functions.

Competition
Radiology and cardiology diagnostic services, as well as the provision of allied healthcare professionals, are characterized by a high degree of competition. This competition comes from a number of independent local operators specializing in one or two clinical applications, and from a few large diversified healthcare companies (primarily larger hospitals having the resources and capability to provide shared diagnostic services to other healthcare facilities) which provide these services as part of their overall business. Although the Company believes that it has a competitive advantage over most of the small operators (primarily because most of them do not provide the full range of services offered by the Company, and do not have the same volume of revenues to absorb necessary fixed overhead costs), the
Company may be vulnerable to competition from the larger healthcare companies, at least one of which can be found in each of the Company's geographic markets, and all of which are substantially larger and possess greater financial resources than the company. There can be no assurance that the Company will be able to compete successfully in its markets.

Seasonality
The Company's results of operations have, in some years, varied significantly from quarter to quarter, for reasons particular to each quarter. For instance, hospital admissions and doctor visits (and, therefore, the Company's imaging revenues) are typically lower during holiday periods, and at other times when physicians traditionally take their own vacations. Conversely, revenues from the Company's Ancillary Services Division have generally increased in holiday periods, due to increased demand for temporary personnel when regular staff is away.

Suppliers
Although the Company has historically acquired most of its imaging and other equipment through finance leases from Acuson Corporation and a small number of other suppliers, the Company is not dependent upon any one supplier or group of suppliers. While the Company has a preference for the for the equipment manufactured by certain manufacturers, there are a number of manufacturers of imaging equipment adequate for the Company's purposes, and an even greater number of companies from whom such equipment can be leased. The Company believes that alternate sources for its equipment and supply needs are readily available at comparable costs, and that its relationships with its suppliers are satisfactory.

Patents or Trademarks
Although the Company relies upon sophisticated equipment, instrumentation and technology, the Company does not own, license or otherwise rely upon any patents or trademarks for the operation of its business. Other than corporate names and the "TempTech Services" tradename for the Company's allied healthcare services business, the Company does not own or utilize any trademarks in its business.

Government Regulation
Many aspects of the healthcare industry in the United States are presently subject to extensive federal and state government regulation. Certain of these laws and regulations are applicable to the Company's business. The Company is also subject to laws and regulations relating to business corporations in general.
The Company believes that its operations are in material compliance with all applicable laws.

Federal Law
Federal law prohibits the offer, solicitation, payment or receipt of any remuneration (direct or indirect, overt or covert, in cash or in kind) which is intended to induce, or is in return for, the referral of patients for, or the ordering of, items or services reimbursable by Medicare or Medicaid. The law also prohibits remuneration intended to induce the purchasing of, or arranging for, or recommending the purchase or order of any item, good, facility or service for which payment may be in whole or in part under those programs. Under this statute, known as the "kickback law," an offense may be punished by criminal prosecution or by excluding any of the parties to the transaction or arrangement from participation in Medicare and Medicaid. The law is very broad and has been interpreted to apply to otherwise legitimate investment interests if one purpose of the offer of an opportunity to invest is to induce referrals from the investors. Regulations implemented under the kickback law provide certain "safe harbors" giving protection for certain categories of relationships.

Federal law also prohibits physicians from ordering or prescribing certain designated healthcare services or items if the service or item is reimbursable by Medicare or Medicaid and is provided by an entity with which the physician has a financial relationship (including investment interests and compensation arrangements). Because of the breadth of this law, known as the "Stark Law," a number of exceptions are included in the statute. In addition, the Stark Law does not restrict a physician from ordering an item or service not reimbursable by Medicare or
Medicaid.   Further,
payment for a service provided in violation of the Stark Law may be denied or money paid may be recouped.

Many of the services that the Company performs are reimbursable by Medicare or Medicaid and are included in the Stark Law's list of designed healthcare services. Therefore, the Company believes that the Stark law applies to certain of its business relationships, as does the federal kickback law. The Company believes that it is in compliance with these laws.

Kickback Law
The breadth of the kickback law is such that virtually any financial relationship between a practitioner and a healthcare provider, such as an independent physiological laboratory, involving the offering of Medicare and Medicaid services may trigger the application of the law. For example, if the opportunity for a physician to provide interpretations pursuant to a personal services agreement with the Company was conditioned upon agreement that the physician would refer his Medicare patients  for  diagnostic services to the Company,  the  personal services agreement could be construed as an inducement for the physician's referrals. However, the Company does not enter into any professional services agreements for interpretation services with physicians who refer to the Company for diagnostic testing. Further, when physicians contract with the Company to provide diagnostic testing, excluding any interpretation services, the Company often bills for the technical component itself. In that case, nothing of value is exchanged between the referring physician and the Company and the kickback law does not apply. In the alternative, when the referring physicians purchase the diagnostic service from the Company, the Company does not bill the Medicare or Medicaid programs for the technical component. In these cases, the physicians are required to disclose the amount charged by the Company for the technical component and the physicians are reimbursed the amount charged or the Medicare RBRVS (resource-based relative value scale) amount, whichever is less. The Company believes that there is little, if any, risk that its purchased diagnostic testing arrangements with physicians violate the federal kickback law.

A substantial portion of the Company's business arrangements involve the management and staffing of in-house diagnostic laboratories at hospitals. The Company does not lease space from the hospitals with which it contracts and does not bill any third-party payors (including Medicare or Medicaid) or individuals for the technical services provided at the hospitals' laboratories. Therefore, the Company believes that the federal kickback law does not apply to its contractual arrangements with hospitals to operate diagnostic laboratories.

Stark Law
The Stark Law prohibits physicians from referring Medicare or Medicaid patients to entities with which they have a financial relationship for the provision of certain designated healthcare services. The services specified by the Stark Law include ultrasound procedures which are provided by the Company as the result of referrals from physicians who purchase the tests from the Company. This relationship between the physician and the Company constitutes a compensation relationship under the Stark Law. However, the Company believes that its relationships with referring physicians qualify for the Stark Law's exception for compensation relationships which involve payments made by physicians for items or services at prices consistent with fair market value.

State Law
A number of states, including states in which the Company does business, have laws and regulations similar to the federal kickback laws and Stark Law. The Company believes that it is in compliance with all of such laws, although, as is the case with federal law, there can be no assurance that changes in such laws or the interpretation or enforcement of such laws will not have a material effect on the Company

The Company also operates in states that regulate and license independent physiological laboratories (IPLs). In all states that currently have such licensing requirements, the Company has received such licensure. Further, for the last several years, the Health Care Financing Administration (HCFA) has considered a federal requirement that all IPLs that provide services to individuals covered under the Medicare or Medicaid programs be required to obtain certification by HCFA. Currently, HCFA has not initiated the formal rulemaking process for federal IPL certification and the Company does not anticipate that HCFA will require federal certification of IPLs in the near future. However, in the event that HCFA will require federal certification of IPLs in order to provide services to Medicare beneficiaries of Medicaid recipients, the Company expects that it will meet the requirements to obtain federal certification. However, the Company cannot guarantee with absolute certainty that its IPLs will meet any future federal IPL certification requirements. Failure to obtain federal certification could have a severe adverse impact on the operations of the Company.

Potential National Healthcare Reform
Both the Clinton Administration and the Congress have periodically asserted a need to overhaul or reform the nation's healthcare system. Such legislative initiatives, if enacted, could impose pressures on the pricing structures applicable to the Company's services. In particular, there is a possibility that a significant portion of healthcare services will be rendered and administered through "managed care" systems, which could have the effect of forcing pricing concessions and reductions on the part of service providers such as the Company. Moreover, healthcare reform could also entail a greater analysis of each patient's need for diagnostic testing, with the aim of reducing the total volume of testing and the overall cost of medical care. The Company is unable to predict whether, when or to what extent any new laws or regulations may be enacted, or existing laws or regulations may be modified, any of which could have a material adverse effect on the Company's revenues, operating margins and profitability.

Environmental Matters
With the exception of the nuclear imaging services performed by the Company, the Company's operations do not entail the handling, storage, use, transport or disposal of any hazardous substances or hazardous materials within the meaning of any environmental laws. The Company is not aware of any asbestos
abatement   activity  required  with  respect  to  any   of   its
facilities, or any underground storage tanks on any of the properties on which the Company's facilities are located.

The Company's nuclear imaging services require the handling of radioactive materials, either in the form of FDA-approved single-dose prepackaged isotopes, or small lots of bulk materials which the Company mixes with other materials to expand the half-life of the isotopes. These nuclear imaging operations are conducted in the States of Illinois, Indiana, Michigan and Louisiana. The State of Illinois requires a separate permit for the handling of these radioactive materials and Indiana, Michigan and

Louisiana  are  so  called  "agreement states"  which  recognize compliance with applicable guidelines of the federal Nuclear Regulatory Commission. The Company believes that it holds all necessary permits required by state and federal law and that it is in compliance with all applicable laws and regulations relating to the handling, storage, use, transport and disposal of nuclear materials. Based on advice from its insurance carriers, the Company believes that this limited handling of radioactive materials does not warrant any special insurance.

The Company has not experienced any environmental regulatory problems in the past and has not been subject to any fines, penalties or other liabilities under any environmental laws or regulations. However, no assurance can be given that future changes in such laws or regulations, or interpretations thereof, or in the nature of the Company's operations, will not have a material impact on the Company.

Employees
As of March 21, 1997, the Company had 367 full-time employees, 41 part-time employees, and 81 contract employees for a total of 489 employees (including operations in Mexico). None of the Company's employees are represented by any labor union or other collective bargaining unit. The Company has not experienced any significant degree of employee turnover and the Company believes that its relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

Property
The Company maintains its headquarters in approximately 8,781 square feet of leased office space in Dallas, Texas. Base rental at that facility is $12 per square foot per year, and the lease expires in January 1999. The Company also maintains divisional offices at 15 leased locations, ranging in size from approximately 1,200 square feet to approximately 11,300 square feet, at rentals generally ranging from $4 to $15 per square foot per year (although rental at the Company's newly acquired Los Angeles office is approximately $32 per square foot per year). The Company believes that its existing premises will provide the Company with adequate space for its current operations for the foreseeable future.

Investment Policies
The Company generally acquires its assets for the purpose of producing income from the use of such assets in the Company's operations. The Company invests excess cash on hand primarily in short-term certificates of deposit and United States Treasury instruments.

The Company does not have any real estate-related investments and does not intend to make or acquire any such investments in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to litigation arising in the normal course of its business. No pending litigation involving the Company (taken singly or in the aggregate) is expected to have a material adverse effect on the Company or its consolidated financial position. The Company is not aware of any contemplated legal proceedings that may be brought against the Company in the future and which would, if adversely determined, have a material adverse effect on the Company or its consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 1996.

In prior years, the Company held its annual meeting of stockholders in late November. However, in 1996, the Board of Directors determined to amend the Company's by-laws so as to provide for the annual meeting of stockholders to be held during the last week of May in each year, to coincide with the publication of the Company's annual financial statements and annual report. As a result, the term of each existing directorship of the Company was extended by approximately six months, to coincide with such rescheduled annual meeting.

                             PART II
                             -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
Since January 22, 1996, the Company's Common Stock has been listed on the NASDAQ National Market. From June 23, 1993 to
January 19, 1996, the Common Stock was listed on the SmallCap Market of the National Association of Securities Dealers Automated Quotation System. The range of reported high bid and low bid quotations for the Common Stock on a quarterly basis from January 1, 1995 through January 19, 1996, and the last sale price from January 22, 1996 through March 21, 1997, is reflected in the table below. These quotations reflect inter-dealer prices without adjustment for retail mark-up, mark-down or commission and may not represent actual transactions.

                                    High Bid   Low Bid
                                    --------   -------
1995
 1st Quarter                          $2.63     $1.88
 2nd Quarter                          $3.38     $1.94
 3rd Quarter                          $4.75     $2.94
 4th Quarter                          $5.25     $3.81

1996
 1st Quarter                          $7.50     $4.875
 2nd Quarter                          $8.375    $5.00
 3rd Quarter                          $8.375    $5.875
 4th Quarter                          $8.50     $6.625

1997
 1st Quarter  to  March 21, 1997      $10.125   $7.44

On  March  21, 1997, the last reported sale price for the  Common
Stock was $8.625, and the Company had 163 stockholders of record as of that date. The Company believes that there are more than 1,200 beneficial owners of Common Stock.

Recent Sales of Unregistered Securities
In the past three years, in addition to options granted under the Company's various stock option plans (see Item 10 below) and securities issued in connection with the Company's business acquisitions (see the notes to the audited financial statements included in Item 7 below), the Company consummated a private placement in April 1996 of unregistered promissory notes in an aggregate amount of $1,000,000 (the "Bridge Notes"), and in connection therewith, issued , to the purchasers of such Bridge Notes, warrants (the "Bridge Warrants") entitling the holders thereof to purchase, at any time through April 15, 2001, up to an aggregate of 50,000 shares of common stock of the Company at an exercise price of $6.25 per share, subject to adjustment upon the occurrence of any stock dividends, stock splits, combinations of shares or reclassifications of the Common Stock, or upon any consolidation or merger of the Company with or into another corporation. Commencing October 15, 1997, the Company has the right to call the Bridge Warrants for redemption at $.01 per Bridge Warrant on 30 days' written notice if the average market price of the Common Stock equals or exceed $9.00 per share (subject to adjustments in respect of the aforedescribed events) for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the date of the notice of redemption. As of the date of this report, an aggregate of 35,000 Bridge Warrants have been exercised, although certificates for only 2,500 of such shares have been issued. The issuance of the Bridge Notes and the Bridge Warrants was exempt from registration under Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"), based upon representations and warranties made by the eighteen purchasers thereof as to their status as "accredited investors."

Simultaneously with the issuance of the Bridge Notes and the Bridge Warrants, the Company borrowed an additional $1,000,000 from Texas Commerce Bank National Association (TCB"), in conjunction with which the Company issued to TCB warrants ("Bank Warrants") entitling the holders thereof to purchase up to 50,000 shares of Common Stock. The exercise price, adjustment provisions, call provisions and other terms and conditions of the Bank Warrants are identical to the terms and conditions of the Bridge Warrants. The issuance of The Bank Warrants was exempt from registration pursuant to Regulation D promulgated under the Act based upon TCB's representations and warranties as to its status as an "accredited investor."

In connection with the Company's acquisition of Advanced Clinical Technology, Inc. and Horizon MDS Corporation (collectively, "ACT") in November 1996 (see Note 11 to the audited financial statements included in Item 7 below), the Company issued to ACT 642,857 shares of Series A Convertible Redeemable Preferred Stock of the Company ("Series A Preferred Stock"), having an aggregate liquidation preference of $4,500,000. The shares of Series A Preferred Stock bear dividends at the rate of 7.25% per annum (payable in kind in additional shares of Series A Preferred Stock), and all outstanding shares of Series A Preferred Stock (including accrued dividends) are convertible, at the option of the holder thereof, into Common Stock of the Company at the rate of one share of Series A Preferred Stock for each share of Common Stock. In addition, in the event that, commencing with the
Company's fiscal quarter ending December 31, 1997, the mean average daily last reported sale price of the Common Stock (the "Average Closing Price") in any fiscal quarter of the Company shall be less than $7.00 per share, then, at any time and from time to time during the next succeeding fiscal quarter of the Company, each outstanding share of Series A Preferred Stock will be convertible into a number of shares of Common Stock equal to $7.00 divided by the Average Closing Price during the preceding fiscal quarter. The Company has reserved the right to limit ACT's holdings of conversion shares to 4.9% of the total outstanding common stock (or 9.9% in the event of and after giving effect to any conversion at the reduced price under the immediately preceding sentence). The issuance of the Series A Preferred Stock was exempt from registration pursuant to Regulation D and promulgated under the Act, and based on ACT's warranty as to the acquisition of such shares for investment and not for resale or distribution.

Dividend Policy
The Company has not previously paid any dividends on its common stock and for the foreseeable future intends to continue its policy of retaining any earnings to finance the development and expansion of its business. In addition, the Company's loan agreement with Texas Commerce Bank National Association ("TCB") prohibits the payment of dividends without TCB's prior consent. In the future, the payment of dividends by the Company on its Common Stock will also depend on the Company's financial condition, results of operations and such other factors as the Board of Directors of the Company may consider relevant.

ITEM  6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN   OF
OPERATIONS


The following discussion and analysis should be read in conjunction with the information set forth in the financial statements and notes thereto included in this report. All 1994 and 1995 information has been restated to reflect the pooling-of-interests with ADI.

Results of Operations
The following table sets forth operating data of the Company as a percentage of net sales for the years indicated.

                              Year Ended December 31,
                              -----------------------
                                  1996        1995
                                  ----       -----
Net Sales                        100.0%      100.0%
Operating expenses                83.9        89.8
                                 -----       -----
Operating Income                  16.2        10.2
Interest Expense                  (3.6)       (2.5)
Other Income                       2.0         .05
                                 -----       -----
Income Before Income Taxes        14.6         8.2
Income Tax Expense                (4.4)        1.0
                                 -----       -----
Net Income                        10.2%        7.2%
                                 =====       =====

NOTE:  Numbers may not add due to rounding.

Year  Ended  December 31, 1996 Compared With Year Ended  December
31, 1995

Gross revenues increased by 41.5% to approximately $24,171,000 in 1996 from approximately $17,083,00 in 1995. Excluding revenues attributable to acquired businesses, gross revenues increased by 25.5% to approximately $18,791,000 for 1996 from approximately $14,966,000 for 1995.

The Company's operating expenses increased from approximately $15,336,000 in 1995 to approximately $20,268,000 in 1996. As a percentage of net sales, operating expenses decreased from 89.9% to 83.9%. The decrease was due to increased efficiencies realized through consolidation of various overhead and administrative functions, and absorption of fixed costs over an increased revenue base.

Income  from  operations  increased by  123.4%  to  approximately
$3,903,540 in 1996 from approximately $ 1,747,035  in 1995.  As a percentage of gross revenues, income from operations increased from 10.2% in 1995 to 16.2% in 1996.

Interest expense increased by 96.8% from approximately $442,000 in 1995 to approximately $870,000 in 1996, primarily as a result of new obligations acquired in connection with the ACT acquisition. As a percentage of net sales, interest expense increased from 2.5% in 1995 to 3.6% in 1996.

"Other   income"   is  primarily  interest   earned   on   liquid
investments.

Net income approximately doubled from $1,227,000 in 1995 to $2,459,000 in 1996. This increase is primarily due to continued consolidation of the Company's administrative functions, and increased sales. As a percentage of sales, all expense categories were down in 1996, except for depreciation and amortization.

Liquidity and Capital Resources
In July 1996, the Company and its subsidiaries entered in to an amended and restated revolving credit and term loan facility with TCB, providing for up to $2,500,000 in available revolving credit (or, if less, 75% of the Company's and its subsidiaries' eligible accounts receivable from time to time), and an acquisition term loan facility of up to $17,500,000 in original principal amount. At December 31, 1996, the Company's outstanding borrowings under the loan agreement were $1,572,000 under the revolving credit facility, and $8,569,573 under the term loan facility. These loans bear interest at varying rates, depending on the Company's relative leverage from time to time. The Company and its subsidiaries have also entered into various financing arrangements with commercial leasing companies and equipment suppliers, bearing interest ranging from 6% to 11% per annum.

In July 1996, the Company also completed a public offering of Common Stock, pursuant to which the Company realized net proceeds of approximately $17,504,500. The proceeds of this offering have been and continue to be utilized to retire debt (including the Bridge Notes) and lease financing liabilities, to consummate acquisitions, and for working capital.

At December 31, 1996, the Company had approximately $5,220,000 in cash, cash equivalents and short-term investments and additional unused availability of $928,000 under its revolving credit facility. From February 1 to March 20, 1997, the Company received approximately $4,379,000 from the exercise of its publicly traded warrants and certain of the Bridge Warrants. Based on the Company's operating plan, management believes that available resources and funds generated from operations will be sufficient to meet the Company's operating requirements through the close of the Company's fiscal year ending December 31, 1997.

The Company has retained Prudential Securities, Inc. to effect a private placement of $20,000,000 of senior subordinated promissory notes, in connection with (a) the Company's proposed acquisition of four magnetic resonance imaging centers in California from Diagnostic Imaging Services, Inc. ("DIS"), and
(b) to retire a $5,500,000 advance made to the Company by TCB in connection with the Company's acquisition of the ultrasound division of DIS consummated in March 1997.

Trends and Uncertainties
The Company's future revenues and results of operations may be substantially affected by proposed reforms of the nation's healthcare system and by potential reductions in reimbursement rates and policies imposed by Medicare and other third-party reimbursement programs (from which the Company derives a material portion of its receipts). Continuing pressures on pricing structures applicable to the Company's services could have the effect of reducing the Company's revenues and operating profit margins. The Company is unable to predict the nature or extent of any such policy changes and/or the effects thereof on the Company.

ITEM 7.  FINANCIAL STATEMENTS

                                                       Page
                                                      Number
     Consolidated Financial Statements:

     Independent Auditors Report                       F - 2

     Consolidated Balance Sheet as
     of December 31, 1996 and 1995                     F - 3

     Consolidated Statement of Operations
     for the years ended
     December 31, 1996 and 1995                        F - 5

     Consolidated Statement of
     Stockholders' Equity for the
     years ended December 31, 1996 and 1995            F - 6

     Consolidated Statement of Cash Flows
     for the years ended December 31, 1996 and 1995    F - 7

     Notes to the Consolidated Financial Statements    F - 8

              DIAGNOSTIC HEALTH SERVICES, INC.
                      AND SUBSIDIARIES

             Consolidated Financial Statements

                 December 31, 1996 and 1995

                            and

                Independent Auditors' Report

      DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

                Independent Auditors' Report



The Board of Directors
Diagnostic Health Services, Inc.

We have audited the accompanying consolidated balance sheets of Diagnostic Health Services, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diagnostic Health Services, Inc. and Subsidiaries at December 31, 1996 and 1995, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


/S/ Simonton, Kutac & Barnidge, L.L.P.

Simonton, Kutac & Barnidge, L.L.P.
Houston, Texas

March 21, 1997

      DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                           ASSETS

                                                             December 31,
                                                       -----------------------
                                                           1996         1995
                                                       ----------- -----------
Current Assets:
  Cash and cash equivalents                            $   229,547 $   705,179
  Short-term investments                                 5,000,000          --
  Accounts receivable:
   Trade, net of allowance for doubtful accounts
     of $1,413,168 and $114,817, respectively           10,530,807   2,810,912
   Accrued interest and other                              701,438     177,054
   Stockholders                                             40,453      34,243
   Employees                                               185,892      56,795
   Contracts receivable - current                        1,317,146     434,008
  Prepaid expenses                                       1,359,596     397,807
  Deferred tax asset                                        57,876      55,023
                                                       ----------- -----------
      Total Current Assets                              19,422,755   4,671,021
                                                       ----------- -----------
Property & Equipment:
  Office furniture & equipment                           1,139,535     654,970
  Machinery & service equipment                         20,089,559   9,527,210
  Leasehold improvements                                    45,526      19,009
      Less: Accumulated depreciation and amortization   (5,425,437) (3,705,988)
                                                       ----------- -----------
      Total Property & Equipment                        15,849,183   6,495,201
                                                       ----------- -----------
Other Assets:
  Deposits and other                                       958,391     362,320
  Deferred acquisition costs                               164,199      57,523
  Contracts receivable - long-term                       1,739,587   1,458,481
  Goodwill                                              15,022,858   5,584,306
  Noncompete agreements                                  1,586,818   1,335,892
      Less: Accumulated amortization                    (1,423,418)   (673,215)
                                                       ----------- -----------
      Total Other Assets                                18,048,435   8,125,307
                                                       ----------- -----------
      Total Assets                                     $53,320,373 $19,291,529
                                                       =========== ===========

  The accompanying notes are an integral part of these financial statements.

      DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

               LIABILITIES & STOCKHOLDERS' EQUITY

                                                                          December 31,
                                                                  ------------------------
                                                                      1996         1995
                                                                  ------------ -----------
Current Liabilities:
  Accounts payable                                                   1,957,758   $1,070,915
  Accrued liabilities                                                1,534,551      207,133
  Current lease obligations                                          2,154,035      759,079
  Current portion of long-term debt                                  1,991,824    1,403,463
  Notes payable                                                      1,572,000      700,000
  Current income taxes                                                 195,000       23,965
                                                                  ------------  -----------
   Total Current Liabilities                                         9,405,168    4,164,555
Long-term lease obligations                                          4,865,190    1,243,231
Long-term debt                                                       7,081,745    4,418,396
Deferred rent                                                          155,426           --
Other liabilities                                                      778,446      353,192
Deferred income taxes                                                1,057,779      205,961
                                                                  ------------  -----------
   Total Liabilities                                                23,343,754   10,385,335
                                                                  ------------  -----------

Commitments and Contingencies
Stockholders' Equity:
  Common stock, $.001 par value; authorized 15,000,000
   shares; issued 8,400,762 shares in 1996 and 5,206,361
   shares in 1995; outstanding 8,167,503 shares in 1996
   and  4,973,102 shares  in  1995                                       8,401        5,206
  Preferred stock, $.001 par value; authorized 3,000,000
   shares; issued and outstanding 648,986
   shares  in  1996  and zero shares  in  1995                             649           --
  Additional paid-in capital                                        27,617,425    9,018,442
  Retained earnings                                                  2,567,195      108,118
  Foreign  currency translation                                         (5,900)      (6,171)
  Stock   subscription   receivable                                         --       (8,250)
  Stockholder receivable                                              (103,500)    (103,500)
  Treasury stock (at cost)                                            (107,651)    (107,651)
                                                                   -----------  -----------
  Total Stockholders' Equity                                        29,976,619    8,906,194
                                                                   -----------  -----------
Total Liabilities & Stockholders' Equity                           $53,320,373  $19,291,529
                                                                   ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Years Ended
                                                   December 31,
                                             ----------------------
                                                 1996         1995
                                             ----------- -----------
Gross  revenues                              $24,171,286 $17,083,447
                                             ----------- -----------
Expenses:
  General & administrative                     1,385,305   1,112,212
  Salaries & employee benefits                11,898,905   9,449,639
  Legal & professional                           177,756     231,063
  Rent & utilities                               389,533     290,464
  Taxes & insurance                              420,375     400,213
   Technical operating expenses                3,158,037   2,380,849
   Provision for doubtful accounts                40,970      37,529
   Depreciation and amortization               2,796,865   1,434,443
                                             ----------- -----------
   Total operating expenses                   20,267,746  15,336,412
                                             ----------- -----------
Income from operations                         3,903,540   1,747,035
                                             ----------- -----------
Other income (expense):
  Other income                                   486,704      97,509
  Interest expense                              (869,601)   (441,928)
                                             ----------- -----------
    Total other income (expense)                (382,897)   (344,419)
                                             ----------- -----------
Income before taxes                            3,520,643   1,402,616

  Provision for income taxes                   1,061,560     174,903
                                              ----------  ----------
Net income                                    $2,459,083  $1,227,713
                                              ==========  ==========
Net income per share:
  Primary                                     $     0.32  $     0.23
                                              ==========  ==========
  Fully  Diluted                              $     0.30  $     0.21
                                              ==========  ==========
Weighted average common shares outstanding
  Primary                                      7,738,414   5,408,643
                                              ==========  ==========
  Fully Diluted                                8,133,401   5,816,188
                                              ==========  ==========

The accompanying notes are an integral part of these financial statements.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 For the Years Ended December 31, 1996 and 1995


                                              Additional    Retained    Foreign        Stock
                          Common  Preferred    Paid In     Earnings     Currency   Subscription Stockholder  Treasury
                           Stock    Stock      Capital    (Deficit)   Translation  Receivable   Receivable   Stock        Total
                          ---------------------------------------------------------------------------------------------------------
Balance, December 31,
  1994                     $5,034     --    $ 8,735,476  $  (769,595)     $(3,562)  $(8,250)   $(103,500)  $(107,651)   $ 7,747,952

Shares issued in
 connection with the
 following acquisitions:
  Alpha                        24                   (24)                                                                         --
  HomeCare                      8                15,992                                                                      16,000
  Medmark                      24                41,644                                                                      41,668
  Reliascan                    13                24,987                                                                      25,000
  HDI                          84               199,917                                                                     200,001
  SIS                          18                   (18)                                                                         --
Options exercised               1                   468                                                                         469
Foreign currency
 translations                                                              (2,609)                                           (2,609)

Distributions                                                (350,000)                                                     (350,000)

Net income                                                  1,227,713                                                     1,227,713
                           ---------------------------------------------------------------------------------------------------------

Balance, December 31,
 1995                       5,206     --      9,018,442      108,118      (6,171)    (8,250)    (103,500)    (107,651)   8,906,194

Shares issued in
 connection with
 secondary offering         2,955            17,494,019                                                                  17,496,974
Shares issued in
 connection with the
 following acquisitions:
  Alpha                        24                   (24)                                                                         --
  Medmark                      24                41,644                                                                      41,668
  Reliascan                    13                24,987                                                                      25,000
  NPE/PEDI                     85               425,915                                                                     426,000
  CCI                          23               149,977                                                                     150,000
  ACT                                643                                                                                        643
  DDI                          40               274,960                                                                     275,000
Options exercised               1                 1,468                                                                       1,469
MDI warrants exercised          3                 9,231                                                                       9,234
Foreign currency
 translations                                                                 271                                               271
Stock subscription
 collection                                                                            8,250                                  8,250

Shares issued in payment
 of debt                       27               176,806                                                                     176,833

Preferred stock dividend               6                           (6)                                                           --
Net income                                                  2,459,083                                                     2,459,083
                           ---------------------------------------------------------------------------------------------------------

Balance, December 31,
 1996                      $8,401   $649     $27,617,425    $2,567,195    $(5,900)  $    --    $(103,500)  $(107,651)   $29,976,619

                           =========================================================================================================


The accompanying notes are an integral part of these financial statements.

        DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
        -----------------------------------------------

             CONSOLIDATED STATEMENTS OF CASH FLOWS
             -------------------------------------

                                                                        December 31,
                                                                --------------------------
                                                                   1996           1995
                                                                ------------   -----------
Cash Flows from Operations:
Net income                                                      $  2,459,083   $ 1,227,713
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operations:
   Depreciation and amortization                                   2,796,865     1,434,443
   Deferred federal income taxes                                     848,965       150,938
   Deferred rent expense                                             155,426        (6,747)
   Foreign currency translation                                          271        (2,609)
   Increase in trade receivable                                   (4,331,129)     (591,401)
   Increase in contracts receivable                               (1,164,244)   (1,892,489)
   Increase in prepaid expenses                                     (701,492)      (47,566)
   (Increase) decrease in other assets                              (590,986)       77,242
   Increase in accounts payable                                       14,404       432,385
   Increase (decrease) in accrued liabilities                        655,716      (201,426)
   Increase in income taxes payable                                  171,035        23,965
   Increase in other liabilities                                     279,411       152,830
                                                                ------------   -----------
        Net Cash Provided by Operations                              593,325       757,278
                                                                ------------   -----------

Cash Flows Used in Investing Activities:
   (Increase) decrease in cash investments                        (5,000,000)    1,750,100
   Cash payments for the purchase of property                     (1,487,178)     (211,669)
   Acquisition of businesses net of cash acquired                (13,003,736)     (278,222)
   Additional subsidiary acquisition costs                          (449,829)     (382,400)
   Increase in other receivables                                    (524,384)      (72,605)
   Increase in employee receivables                                  (87,587)       (6,763)
   Increase in stockholder receivable                                 (6,210)       (6,210)
   Decrease in minority interest                                          --        (6,235)
                                                                ------------   -----------
        Net Cash (Used in) Provided by Investing Activities      (20,558,924)      785,996
                                                                ------------   -----------

Cash Flows from Financing Activities:
   Proceeds from issuance of common stock                         17,751,177           469
   Net borrowings on line of credit                                  872,000       736,798
   Proceeds from issuance of bridge loans                          2,000,000            --
   Proceeds from banks loans                                       6,569,573            --
   Proceeds from stock subscription receivable                         8,250            --
   Principal payments on long-term debt                           (6,315,642)     (562,681)
   Principal payments on capital lease obligations                (1,395,391)     (941,000)
   Distributions                                                          --      (350,000)
                                                                ------------   -----------
        Net Cash (Used in) Provided by Financing Activities       19,489,967    (1,116,414)
                                                                ------------   -----------

Net increase (decrease) in cash                                     (475,632)      426,860
Cash balance, beginning of year                                      705,179       278,319
                                                                ------------   -----------
Cash balance, end of year                                       $    229,547   $   705,179
                                                                ============   ===========


  The accompanying notes are an integral part of these financial statements.

        DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
        -----------------------------------------------

                 NOTES TO FINANCIAL STATEMENTS
                 -----------------------------

                   December 31, 1996 and 1995
                   --------------------------



NOTE 1 - ORGANIZATION
---------------------

Organization -- Diagnostic Health Services, Inc. ("DHS") and its subsidiaries (collectively, with DHS, the "Company") is an outsource provider of medical services to hospitals, physicians offices and other healthcare facilities in the Midwest, South
Central and Western United States. Headquartered in Dallas, Texas, DHS primarily provides radiology and cardiology diagnostics services and equipment, and related management services to a broad range of healthcare providers. The company also provides temporary placement with allied healthcare professionals throughout the U.S. and in the Federal District of Mexico.

Acquisitions are discussed in Note 11 of these Notes to Financial
Statements.

The following chart sets forth the corporate structure of the Company and its subsidiaries at December 31, 1996:

                      [CHART APPEARS HERE]

In addition to the above, DHSMS has one inactive wholly-owned subsidiary, HomeCare International, Inc.

        DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
        -----------------------------------------------

                 NOTES TO FINANCIAL STATEMENTS
                 -----------------------------

                   December 31, 1996 and 1995
                   --------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Revenue Recognition -- Revenues are recognized when services are performed and are recorded at published charges, net of discounts and contractual allowances. Revenues received under the Medicare program are subject to audit and possible adjustment by third party reimbursement agencies.

Prepaid Expenses -- Prepaid expenses represent advance payments made or liabilities incurred on various contracts and agreements with initial terms of one year or less. The carrying amount of prepaid expenses is determined by comparing the remaining period of the agreement to its initial cost.

Property and Equipment -- Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets or terms of leases, ranging from 3 to 7 years, whichever is less.

Contracts Receivable -- Contracts receivable represents future payments due on long-term equipment and service agreements. Expected profits or losses on contracts are based on the Company's estimates of total revenue values and related costs upon installation. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments resulting from such revisions are recorded in the periods in which the revisions are made. Losses on contracts will be recorded in full as they are identified.

Goodwill -- The excess of the aggregate purchase price over the fair market value of net assets of businesses acquired is included in the accompanying balance sheet as goodwill, and is amortized over a twenty-year period using the straight-line method. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or impair the recoverability of the carrying value of the goodwill. If such circumstances arise, the Company records an impairment loss as the difference between the estimate of the related after-tax income contribution, on a discounted basis, and the carrying value of the goodwill. Any impairment loss would be reported as a component of income from continuing operations before tax.

Noncompete Agreements -- Noncompete agreements are amortized over the life of the agreements, which range from two to five years.

Cash Equivalents -- For purposes of the statement of cash flows, the Company considers any short-term cash investment with a maturity of three months or less to be a cash equivalent.

        DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
        -----------------------------------------------

                 NOTES TO FINANCIAL STATEMENTS
                 -----------------------------

                   December 31, 1996 and 1995
                   --------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------

Long-Lived Assets -- In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), the Company records impairment loses on long-lived assets used in operations, including goodwill and intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The adoption of SFAS 121 has had no material impact on the Company's financial condition or results of operations.

Income Taxes -- The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the "liability method" of accounting for income taxes. Deferred taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company files consolidated income tax returns.

Earnings  Per  Share  -- Earnings per share has  been  computed  by dividing net income by the weighted average number of shares plus common stock equivalents outstanding during the period. The primary weighted average common shares and common share equivalents at December 31, 1996 and 1995 were 7,740,622 and 5,408,643, respectively.

Use of Estimates and Assumptions -- Management uses estimates and assumptions in preparing its financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may vary from the estimates that were used.

New Accounting Standards -- In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees, to either be included as compensation expense in the income statement or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements, commencing with the Company's 1996 fiscal year. DHS adopted SFAS 123 on January 1, 1996. The Company will continue to measure compensation costs using the "intrinsic value based method" of accounting for stock issued to employees.

NOTE 3 - PREPAID EXPENSES
-------------------------

At December 31, 1996 and 1995, prepaid expenses consisted of the following:

                                               December 31,
                                           ---------------------
                                             1996         1995
                                           ---------   ---------
     Prepaid insurance                     $ 171,907   $  32,903
     Prepaid supplies                        509,471     191,411
     Other                                   678,218     173,493
                                           ---------   ---------

                                           $1,359,596  $ 397,807
                                           ==========  =========

        DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
        -----------------------------------------------

                 NOTES TO FINANCIAL STATEMENTS
                 -----------------------------

                   December 31, 1996 and 1995
                   --------------------------


NOTE 4 - NOTES PAYABLE
----------------------

Notes payable consists of the following obligations at December 31, 1996 and 1995:

                                                          December 31,
                                                     --------------------
                                                        1996       1995
                                                     ----------  --------
   $1,000,000 line of credit with bank, with
   interest at varying rates, due July 31, 1996.
   Secured by substantially all of the assets of
   the Company.                                      $      --   $700,000

   $2,500,000 line of credit with bank, with
   interest at varying rates (9.25% at
   December 31, 1996), due June 30, 1998.
   Secured by substantially all of the assets of
   the Company.                                       1,572,000        --
                                                     ----------  --------

                                                     $1,572,000  $700,000
                                                     ==========  ========

In July 1995, the Company entered in a one-year loan agreement with a bank whereby the Company was permitted to borrow up to $1,000,000 under a revolving credit note. This revolving note replaced the existing credit facility in place at that time. The loan agreement (as amended) also provided for three separate term notes totaling $5,350,000 in original principal amount, whose terms are discussed in Note 5.

In July 1996, the Company entered in a two-year loan agreement with a bank whereby the Company is permitted to borrow up to $2,500,000 under a revolving credit note. This revolving note replaced the existing credit facility in place at that time. The loan agreement (as amended) also provides for a separate term loan facility totaling $17,500,000 in original principal amount, whose terms are discussed in Note 5.

        DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
        -----------------------------------------------

                 NOTES TO FINANCIAL STATEMENTS
                 -----------------------------

                   December 31, 1996 and 1995
                   --------------------------


NOTE 4 - NOTES PAYABLE (Continued)
----------------------------------

The Company's revolving credit and term note agreements contain certain restrictive covenants which, among other things, (1) require the maintenance of a minimum current ratio, (2) provide for a maximum funded debt ratio (as defined in the loan agreement),
(3) require the maintenance of a minimum fixed charge coverage ratio (as defined in the loan agreement), and (4) place certain restrictions on the Company's ability to declare or pay dividends, make certain loans, advances or investments, or incur, create or assume additional debt or other obligations.

At December 31, 1995, the Company was not in compliance with one of these restrictive covenants, namely the requirement to maintain a minimum current ratio of 1.20 to 1.00. The Company's current ratio at December 31, 1995 was 1.12 to 1.00. However, the bank granted a waiver of such noncompliance as of December 31, 1995.

NOTE 5 - LONG-TERM DEBT
-----------------------

Long-term debt at year-end consists of the following:

                                                               December 31,
                                                         -----------------------
                                                            1996         1995
                                                         ----------   ----------
   Note payable to bank in connection with
   the ACT acquisition, maturing June 1998,
   due in monthly installments of $142,826, plus
   interest at varying rates (7.5, 7.51, and 8.75% at
   December 31, 1996); secured by substantially
   all of the assets of the Company.                     $ 8,569,573  $       --

   Term note payable to bank maturing
   July 1998, due in monthly installments
   of $27,775 plus interest at varying rates
   (10.75% at December 31, 1995); secured
   by substantially all of the assets of the
   Company.                                                      --      888,900


        DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
        -----------------------------------------------

                 NOTES TO FINANCIAL STATEMENTS
                 -----------------------------

                   December 31, 1996 and 1995
                   --------------------------

NOTE 5 - LONG-TERM DEBT (Continued)
-----------------------------------

                                                               December 31,
                                                         -----------------------
                                                            1996         1995
                                                         ----------   ----------
   Note payable to bank in connection with
   the MICA acquisition, maturing July 1998,
   due in monthly installments of $62,500
   plus interest, from March 5, 1996 through
   July 1998 with a balloon payment of
   $2,000,000 at maturity, interest at
   varying rates (10.125% at December 31,
   1995); secured by substantially all of the
   assets of the Company.                                        --    3,750,000

   Note payable to bank in connection with
   the ADI acquisition, maturing December
   1998, due in monthly installments of $16,667,
   plus interest at varying rates (10.75% at
   December 31, 1995); secured by substantially
   all of the assets of the Company.                             --      600,000


   Notes payable to financial institutions, with
   interest from 7.0% to 8.5%, maturing through
   1998, requiring monthly payments of
   $1,046, including principal and
   interest. Secured by vehicles.                                --       31,221

   Notes payable to financial institutions, with
   interest from 7.0% to 10.0%, maturing through
   2000, requiring monthly payments of
   $2,440, including principal and
   interest. Secured by vehicles.                            51,917           --

   Noncompete agreements, with monthly
   payments of $27,628 and  $22,303, receptively,
   including principal and interest of 6% to 9%,
   maturing through 1998.                                   452,079      548,923


        DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
        -----------------------------------------------

                 NOTES TO FINANCIAL STATEMENTS
                 -----------------------------

                   December 31, 1996 and 1995
                   --------------------------

NOTE 5 - LONG-TERM DEBT (Continued)
-----------------------------------

                                                              December 31,
                                                        -----------------------
                                                           1996         1995
                                                        ----------   ----------
   Note payable to individual in connection
   with HCI acquisition; interest at
   6%; matured February 1996.                                   --        2,815
                                                        ----------   ----------

                                                         9,073,569    5,821,859
     Less current maturities                            (1,991,824)  (1,403,463)
                                                        ----------   ----------

                                                        $7,081,745   $4,418,396
                                                        ==========   ==========

Scheduled maturities of long-term debt are as follows:

    For the Years Ending
        December 31,
----------------------------

            1997                          $1,991,824
            1998                           1,923,743
            1999                           1,726,262
            2000                           1,717,826
            2001                           1,713,914
                                          ----------

                                          $9,073,569
                                          ==========

        DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
        -----------------------------------------------

                 NOTES TO FINANCIAL STATEMENTS
                 -----------------------------

                   December 31, 1996 and 1995
                   --------------------------

NOTE 6 - LEASES
---------------

The Company, as lessee, has entered into and/or assumed various non-cancelable leases for machinery, service equipment, vehicles, and
office  facilities.   The  following  assets,  subject  to  capital
leases, are included in the balance sheet under the corresponding asset categories at December 31:

                                               December 31,
                                        ------------------------
                                           1996          1995
                                        ----------    ----------

    Office furniture & equipment        $   56,783    $  325,399
    Machinery & service equipment        7,045,440     3,402,505
                                        ----------    ----------
                                         7,102,223     3,727,904
      Less: accumulated amortization      (695,199)     (864,669)
                                        ----------    ----------

                                        $6,407,024    $2,863,235
                                        ==========    ==========

The Company leases its office space under operating lease agree-ments that include a deferred rental period. In accordance with generally accepted accounting principles, rent expense is computed by the straight-line amortization of the total lease payments.

Future minimum lease payments under non-cancelable leases at December 31, 1996 are as follows:

      For the Years Ending                   Capital       Operating
          December 31,                       Leases        Leases
      --------------------                 -----------    ----------

             1997                          $ 2,718,094    $  597,615
             1998                            2,439,875       496,552
             1999                            1,404,416       278,369
             2000                            1,084,011       205,871
             2001                              713,345       119,045
            Thereafter                              --        20,440
                                           -----------    ----------

  Total minimum lease payments               8,359,741    $1,717,892
                                           -----------    ----------

    Less: amount representing interest      (1,340,516)
                                           -----------

  Present value of minimum lease payments    7,019,225
                                           -----------

    Less: current portion                    2,154,035
                                           -----------

  Long-term capital lease obligation       $ 4,865,190
                                           ===========

        DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
        -----------------------------------------------

                 NOTES TO FINANCIAL STATEMENTS
                 -----------------------------

                   December 31, 1996 and 1995
                   --------------------------


NOTE 6 - LEASES (Continued)
---------------------------

Rent expense during the years ended December 31, 1996 and 1995 for all operating leases was $758,351 and $727,371, respectively, and is included in operating expenses.

NOTE 7 - EMPLOYMENT AGREEMENTS
------------------------------

The Company has entered into employment agreements, excluding corporate executives, with certain employees from contracts established at the time a corporation is acquired through purchase by the Company. Future minimum payments under theses employment agreements are as follows:

    For the Years Ending
        December 31,
    --------------------

            1997                           $  653,332
            1998                              383,750
            1999                               75,000
                                           ----------

           Total                           $1,112,082
                                           ==========

NOTE 8 - INCOME TAXES
---------------------

The consolidated provision for income taxes included in the statement of operations for the year ended December 31, 1996 and 1995 consisted of the following:

                                             1996         1995
                                          ----------    ---------
Current taxes payable                     $  195,000    $  23,965
Deferred taxes payable:
  Long term                                  869,413      205,961
  Current (benefit)                           (2,853)     (55,023)
                                          ----------    ---------
Provision for income taxes                $1,061,560    $ 174,903
                                          ==========    =========

        DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
        -----------------------------------------------

                 NOTES TO FINANCIAL STATEMENTS
                 -----------------------------

                   December 31, 1996 and 1995
                   --------------------------


NOTE 8 - INCOME TAXES (Continued)
---------------------------------

Net deferred tax assets and liabilities at December 31, 1996 and 1995 consisted of the following:

                                            1996          1995
                                         ----------    ---------
Deferred tax liabilities:
  Property and equipment                 $  977,060    $ 215,161
  Goodwill                                  152,501       14,619
                                         ----------    ---------
Total deferred tax liabilities            1,129,561      229,780
                                         ----------    ---------
Deferred tax assets:
  Receivable allowance                           --       39,038
  Accrued vacation                           57,876       15,985
  Noncompete agreements                      71,782       23,819
                                         ----------    ---------
Total deferred tax assets                   129,658       78,842
                                         ----------    ---------
  Net deferred tax liability             $  999,903    $ 150,938
                                         ==========    =========

The difference between the federal statutory tax rate and the effective tax rate on continuing operations for the year ended December 31, 1996 and 1995 follows:

                                             1996         1995
                                             ----         ----

Federal Statutory Rate                        35%          35%
  Premerger earnings of ADI                   --          (11)
  Property and equipment                      --           11
  Intangible assets                            2           --
  Utilization of tax loss carryforwards      (12)         (16)
  Other, net                                   5           (7)
                                             ----         ----
Effective tax rate                            30%          12%
                                             ====         ====

NOTE 9 - SECONDARY OFFERING
---------------------------

On June 12, 1996, the Company completed a public offering (the "Secondary Offering") of 3,000,000 shares of common stock at an offering price to the public of $6.75 per share. Of the shares sold, 2,555,000 were sold by the Company, and 445,000 shares were sold by selling stockholders. Net proceeds to the Company, after incurred expenses, were approximately $14,972,500.

        DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
        -----------------------------------------------

                 NOTES TO FINANCIAL STATEMENTS
                 -----------------------------

                   December 31, 1996 and 1995
                   --------------------------


NOTE 9 - SECONDARY OFFERING (Continued)
---------------------------------------

On July 5, 1996, the investment banking firm of Rodman & Renshaw,
Inc., as representative of the several underwriters in the Secondary Offering, exercised their over-allotment option to purchase from DHS an additional 400,000 shares of common stock.
The additional net proceeds to DHS were  $2,524,500.

DHS realized total net proceeds from the Secondary Offering of approximately $17,497,000. The proceeds have been and will be used for acquisitions, capital expenditures, working capital and retirement of outstanding debt.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

Cash paid for the year ended December 31, 1996 and 1995 for interest was approximately $921,512 and $442,000, respectively. Cash paid for Federal income taxes for the year ended December 31, 1996 and 1995 amounted to zero.

The Company acquired assets in exchange for the issuance of common stock and the assumption of various liabilities in connection with certain acquisitions. Cash and noncash investing and financing activities related to acquisitions consisted of the following for the years ended December 31, 1996 and 1995:

                                             1996          1995
                                         -----------     ---------
   Assets acquired                       $19,904,468     $ 932,482
   Liabilities assumed                    (6,032,525)     (273,676)
   Common stock issued                      (851,643)     (200,001)
                                         -----------     ---------
   Total cash paid                        13,020,300       458,805
   Fees and expenses                              --      (106,805)
   Less cash acquired                        (16,564)      (73,778)
                                         -----------     ---------
   Net cash paid                         $13,003,736     $ 278,222
                                         ===========     =========


The   MICA   acquisition  was  effected  simultaneously  with   the
refinancing of existing debt and the MICA acquisition loan. The total amount of the transaction was $5,034,133, which included conversion to long-term debt of $645,373 of revolving lines of credit. The Company incurred $382,400 in acquisition costs and expenses in connection with the transaction.

Property and equipment acquired under capital leases for the year ended December 31, 1996 and 1995, amounted to $5,285,069 and $1,134,878, respectively.

        DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
        -----------------------------------------------

                 NOTES TO FINANCIAL STATEMENTS
                 -----------------------------

                   December 31, 1996 and 1995
                   --------------------------


NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION (Continued)
--------------------------------------------------------

The  Company issued 60,831 and 88,197 shares of common stock valued
at  $66,668 and $82,668, in 1996 and 1995, respectively,   pursuant
to contingent stock bonus plans relating to various acquisitions.

NOTE 11 - ACQUISITIONS
----------------------

In February 1994, DHS-Mexico and DHSMS acquired 88% of the outstanding common stock of HomeCare International de Mexico S.A. de C.V. ("HCIM") and DHSMS acquired 100% of the outstanding common stock of HomeCare International, Inc. ("HCI"). HCIM and HCI are collectively referred to as "HomeCare." The purchase price included the issuance of 140,711 shares of DHS common stock in exchange for net liabilities valued at approximately $40,000. In addition, the Company entered into a noncompete agreement and a consulting agreement with a previous stockholder of HomeCare that extends through December 31, 1997. Pursuant to the consulting agreement, the former stockholder was granted an option to purchase up to 60,000 shares of DHS common stock at a price of $1.84 per share, of which 44,000 options failed to vest in accordance with the terms of such option; and the former stockholder became entitled to receive, on January 1, 1996, a further option to purchase up to an additional 60,000 shares of DHS common stock at a price equal to fair market value at the close of business on December 31, 1995, which option is subject to similar vesting requirements related to the profitability of the Company's Mexico operations. The acquisition has been accounted for under the purchase method of accounting with the purchase price being allocated to assets and liabilities based upon their fair market value at the date of acquisition. Goodwill of approximately $442,000, which includes $204,000 of capitalized acquisition cost at December 31, 1994, was recorded as a result of this transaction. In the fourth quarter of 1995, DHS-Mexico acquired the remaining 12% minority interest in HCIM, in exchange for 9,622 shares of DHS common stock.

On June 28, 1994, SIS acquired the net assets of Medmark Associates, Inc. ("Medmark"), an Illinois-based company providing services similar to those provided by the Company. SIS acquired net assets of approximately $64,000 in exchange for cash of $89,000 and a noncompete agreement with a present value of approximately $67,000. The purchase includes a contingent share agreement providing for the issuance of up to 71,427 shares of DHS common stock, subject to the acquired business achieving certain revenue goals. The Company recognized goodwill of approximately $92,000 in connection with the acquisition.

        DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
        -----------------------------------------------

                 NOTES TO FINANCIAL STATEMENTS
                 -----------------------------

                   December 31, 1996 and 1995
                   --------------------------


NOTE 11 - ACQUISITIONS (Continued)
----------------------------------

On August 20, 1994, effective August 1, 1994, Heart Institute of Tulsa, Inc. ("HIT", a wholly-owned subsidiary of DHSMS) acquired the net assets of Reliascan Mobile Imaging, Inc. ("Reliascan"), a Tulsa, Oklahoma-based company engaged in services similar to those provided by the Company. The Company acquired net assets of approximately $40,000 in exchange for $150,000 and a contingent payment agreement. The contingent payment agreement provides for three annual payments, each in the maximum amount of $70,000 in cash and $25,000 in shares of DHS common stock (valued at $1.9375 per share), subject to the acquired business achieving certain revenue goals. The agreement also provides for reduction or elimination of the cash payments and stock issuance if the specified revenue goals are not met. The Company recognized goodwill of approximately $136,000 in connection with the acquisition. Concurrent with the acquisition, the Company entered into a non-competition and non-disclosure agreement with the former owner of Reliascan valued at approximately $80,000.

On September 6, 1994, through a reverse triangular merger between MDI Acquisition Corp. (a wholly-owned subsidiary of DHSMS) and Mobile Diagnostic Imaging, Inc. ("Mobile"), DHSMS acquired 100% of the issued and outstanding capital stock of Mobile and, indirectly, of its wholly-owned subsidiary, St. Louis Mobile Ultrasound, Inc. (collectively, with Mobile, "MDI"). The business of MDI consists primarily of performing and rendering sonographic and neurodiagnostic testing services for various medical applications, primarily on a mobile basis to hospitals, clinics and other healthcare facilities in the greater St. Louis, Chicago and Indianapolis metropolitan areas.

The Company acquired net assets of approximately $497,000 in exchange for 488,889 shares of DHS common stock and three-year warrants (expiring September 6, 1997) for the purchase of 75,000 additional shares of DHS common stock at an exercise price of $3.00 per share. Simultaneous with the closing of the acquisition, the Company entered into an employment agreement with James R. Angelica (formerly the principal stockholder and President of Mobile) pursuant to which he has agreed to serve as Vice President-Sales of the Company through August 31, 1997, at a base salary of $85,000 per annum plus customary benefits. Also simultaneous with the closing of the acquisition, Mobile entered into a non-competition and non-disclosure agreement with Mr. Angelica pursuant to which, among other things, Mr. Angelica has agreed not to compete with Mobile or the Company for a period of five years, in consideration of which Mobile has agreed to pay Mr. Angelica a total of $90,000 in equal monthly installments from September 30, 1994 through August 31, 1997. The Company recognized goodwill of approximately $1,011,000 in connection with the acquisition.

        DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
        -----------------------------------------------

                 NOTES TO FINANCIAL STATEMENTS
                 -----------------------------

                   December 31, 1996 and 1995
                   --------------------------

NOTE 11 - ACQUISITIONS (Continued)
----------------------------------

Upon closing of the acquisition, Mr. Angelica was elected to the Board of Directors of the Company for a term expiring on or about November 15, 1994. Additionally, Mr. Angelica and his spouse have granted to Max W. Batzer (the Chairman and Chief Executive Officer of the Company) a three-year proxy (expiring September 5, 1997) to vote the 370,252 shares of common stock of the Company acquired by them in the transaction. Such proxy directs that the subject shares be voted (a) with respect to election of directors of the
Company, in such manner as Mr. Batzer may determine in his discretion, and (b) as to all other matters, in the same manner as the greatest plurality of votes, consents or ratifications otherwise cast or given with respect to the particular matter. Mr. Batzer voted such shares, as well as his own shares, in favor of Mr. Angelica's reelection as a Director at the 1994 annual meeting of stockholders held on November 23, 1994.

On March 9, 1995, effective as of January 1, 1995, DHSMS (through a new wholly-owned subsidiary, HDI Acquisition Corp.) acquired the businesses of three San Antonio, Texas-based companies which are in similar lines of business as the Company. The acquisitions of Sector-Echos Inc. ("SEI"), Cardio-Graphic Consultants, Inc. ("CGCI") and Heart Diagnostic Institutes, Inc. ("HDII") were made for a combination of $352,000 in cash and 84,211 shares of DHS common stock. The Company acquired net assets of approximately $659,000 including goodwill of approximately $399,000 in connection with the acquisitions. The Company merged the acquired businesses into another wholly-owned subsidiary of DHSMS in 1996.

On July 31, 1995, the Company, through DHSMS' wholly-owned subsidiary SIS, purchased substantially all of the operating assets (exclusive of cash and accounts receivable) of the mobile ultrasound and nuclear imaging division of MICA Imaging, Inc. The purchase included approximately $5,034,000 of various assets including goodwill of approximately $2,528,000. The purchase price was approximately $3,746,000 in cash, and SIS assumed liabilities of approximately $1,288,000.

Simultaneous with the closing of the acquisition, the Company and its subsidiaries entered into a loan agreement with Texas Commerce Bank National Association, providing for an acquisition loan in the principal amount of $3,750,000, a term loan in the principal amount of $1,000,000, and a revolving credit facility of up to $1,000,000 (or, if less, 75% of the Company's and its subsidiaries' eligible accounts receivable from time to time). In connection with the ADI acquisition (see Note 12 below), the Company obtained an additional $600,000 term loan under the loan agreement. All of the loans under this loan agreement were refinanced with the same lender in June 1996, as described in Note 4 above.

        DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
        -----------------------------------------------

                 NOTES TO FINANCIAL STATEMENTS
                 -----------------------------

                   December 31, 1996 and 1995
                   --------------------------

NOTE 11 - ACQUISITIONS (Continued)
----------------------------------

In January 1996, Mobile Diagnostic Systems, Inc. ("MDS", a wholly-owned subsidiary of DHSMS) acquired all of the outstanding capital stock of two affiliated Dallas, Texas-based businesses, Neonatal Pediatric Echocardiography, Inc. ("NPE") and Pediatric Echocardiagraphic Diagnostic Imaging, Inc. ("PEDI"), in exchange for an aggregate of 85,200 shares of DHS common stock. The Company acquired net assets of approximately $426,000 including goodwill of approximately $248,000 in connection with the acquisitions. In December 1996, NPE was merged into MDS.

On June 28, 1996, MDS acquired all of the outstanding capital stock of Cardiac Concepts, Inc. ("CCI"). The purchase price consisted of 22,785 shares of the Company's common stock, in consideration of which the Company received net assets valued at approximately $150,000 including goodwill of approximately $657,000. On the date of the acquisition, the Company also issued 26,861 shares of common stock in payment of approximately $177,000 of the debt and liabilities of CCI. The acquisition of CCI has been accounted for under the purchase method of accounting with the purchase price being allocated to assets and liabilities based upon their fair market value at the date of acquisition.

Effective October 31, 1996, MDS acquired by merger all of the outstanding capital stock of Dysrythmic Data, Inc. ("DDI), a Texas-
based    provider  of  ambulatory  electrocardiographic  monitoring
services.   The  consideration paid for  DDI  consisted  of  39,521
shares of common stock of the Company.

On November 13, 1996, DHSMS purchased substantially all of the operating assets (exclusive of cash and mobile x-ray assets) of Advanced Clinical Technology, Inc. and Horizon/MDS Corporation (collectively "ACT"). The consideration paid for ACT consisted of approximately $12,620,000 in cash and $4,500,000 in the form of 642,857 shares of Series A Convertible Redeemable Preferred Stock of the Company, with an aggregate liquidation preference of $4,500,000. The Company also assumed approximately $4,727,000 of liabilities.

        DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
        -----------------------------------------------

                 NOTES TO FINANCIAL STATEMENTS
                 -----------------------------

                   December 31, 1996 and 1995
                   --------------------------


NOTE 12 - POOLING OF INTERESTS
------------------------------

On December 7, 1995, the Company issued 240,000 shares of its common stock in exchange for all of the outstanding common stock of ADI. The transaction has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of ADI for all periods presented prior to the consummation of the transaction.

ADI was a Subchapter S corporation for income tax purposes and, therefore, did not pay federal income taxes. ADI is included in the Company's federal income tax return effective November 30, 1995. Deferred income taxes related to acquired net taxable temporary differences were not material.

For the eleven months ended November 30, 1995, ADI reported gross revenues and net income of $1,421,273 and $493,294, respectively. Adjustments to the accounts of ADI to adopt accounting practices of the Company resulted in adjusted gross revenues of $1,391,902 and adjusted net income of $463,923 for the year ended December 31, 1995. Substantially all of the required adjustments related to the conversion to the accrual basis of accounting. During 1995, ADI distributed $350,000 to its sole shareholder.

NOTE 13 - RELATED PARTY TRANSACTIONS
------------------------------------

A stockholder of the Company is a principal in a firm that provides financial consulting services to the Company. Fees paid to the firm in 1996 and 1995 were $63,740 and $51,432, respectively.

The accounts receivable from stockholders consist of $13,543 of other advances made to three of the Company's stockholders as of December 31, 1996 and 1995, and $26,910 and $20,700, respectively, of accrued interest on the stockholder receivables.

        DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
        -----------------------------------------------

                 NOTES TO FINANCIAL STATEMENTS
                 -----------------------------

                   December 31, 1996 and 1995
                   --------------------------

NOTE 14 - STOCK OPTION PLANS
----------------------------

On April 15, 1992, DHS adopted a stock option plan (the "1992 Plan") that authorizes the granting of options to officers, directors and selected key employees and/or consultants to acquire shares of DHS common stock. The aggregate number of shares with respect to which qualified incentive options may be granted shall not exceed 180,702 shares, with the exercise price being not less than the fair market value at the date of grant. The aggregate number of shares with respect to which non-qualified options may be granted shall not exceed 722,807 shares. The exercise price for the non-qualified options shall not be less than 85% of the fair market value at the date of grant. Substantially all of the available options under the 1992 Plan have been granted, and 659,935 of such awarded options contain optional price reduction provisions in connection with any change in control of the Company.

In April 1995, in response to the substantial increase in the size of the Company and its labor force, the Board of Directors of the Company adopted and approved the Company's 1995 Non-Qualified Stock Option Plan ( the "1995 Non-Qualified Plan"), pursuant to which officers, directors, and/or key employees and/or consultants of the Company can receive non-qualified stock options to purchase up to an aggregate of 500,000 shares of the Company's common stock. The exercise price, expiration date and other terms of any options granted under the 1995 Non-Qualified Plan are substantially similar to the requirements applicable to non-qualified options under the 1992 Plan. Through December 31, 1995, the Company's Board of Directors had awarded, under the 1995 Non-qualified Plan, (a) stock options for an aggregate of 133,000 shares, all of which provide for an exercise price of $1.9375 per share, are currently exercisable and expire on April 4, 2003 (subject to prior termination in accordance with the application stock option agreements), and (b) additional stock options for an aggregate of 36,000 shares, all of which provide for an exercise price of $4.25 per share, are currently exercisable and expire on August 20, 2003 (subject to prior termination in accordance with applicable stock option agreements). 98,000 of such awarded options contain optional price reduction provisions in connection with any change in control of the Company.

In November 1995, the stockholders of DHS approved the Company's 1995 Incentive Stock Option Plan (the "1995 Incentive Plan") as previously adopted by DHS' Board of Directors. A total of 500,000 incentive stock options may be issued from time to time to key employees of the Company under the 1995 Incentive Plan, on terms and conditions (including an exercise price not less than fair market value on the date of grant) satisfying the requirements of the Internal Revenue Code with respect to incentive stock options. Through December 31, 1995, no options had been granted under the 1995 Incentive Plan.

        DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
        -----------------------------------------------

                 NOTES TO FINANCIAL STATEMENTS
                 -----------------------------

                   December 31, 1996 and 1995
                   --------------------------

NOTE 14 - STOCK OPTION PLANS (Continued)
----------------------------------------

A summary of the status of stock options is set forth below:

                                             Year ended                   Year ended
                                         December 31, 1996            December 31, 1995
                                     -------------------------     -------------------------
                                                     Weighted                      Weighted
                                                     Average                       Average
                                                     Exercise                      Exercise
Stock Options                           Shares        Price          Shares         Price
-------------                        ----------    -----------     ----------    -----------

Outstanding, beginning of period      1,215,401       $2.55           869,930        $1.91
Granted                                 234,500       $6.30           364,750        $3.00
Exercised                                (1,125)      $3.65              (500)       $0.94
Forfeited/expired                       (73,316)      $2.96           (18,779)       $2.17
                                     ----------                    ----------

Outstanding, end of period            1,375,460       $3.81         1,215,401        $2.55
                                     ==========                    ==========

Options exercisable, end of period    1,358,960       $3.75         1,207,401        $2.53
                                     ==========                    ==========

Weighted average fair value of
 options granted during the year     $     6.30                    $     3.00
                                     ==========                    ==========

 The following table summarizes information about stock options outstanding at December 31, 1996:

                             OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                    -------------------------------------------------   -------------------------------
Range of Exercise        Options        Weighted       Weighted          Options           Weighted
    Prices           Outstanding at      Average     Average Exercise    Exercisable    Average Exercise
                         12/31/98       Remaining        Price           at 12/31/96         Price
                                     Contractual Life
---------------------------------------------------------------------   -------------------------------
$0.9375 TO $3.00        987,085         4.12             $ 1.91            987,085          $ 1.91
 $3.01 TO $5.50         225,875         6.91             $ 4.60            224,875          $ 4.60
 $5.51 TO $7.50         162,500         6.50             $ 6.30            147,000          $ 6.30
                     ----------                                         ----------
                      1,375,460         5.15             $ 3.81          1,358,960          $ 3.75
                     ==========                                         ==========


Vesting  varies  by  agreement  ranging  from  zero th three years.
Compensation costs will be recognized as an expense over the periods of employment attributable to the options at an amount equal to the excess of the fair market value of the stock at the
date  of  measurement over the amount the employee must  pay.   The
measurement date is generally the grant date. As of December 31, 1996 and 1995, no compensation cost was recognized as expense. Had compensation cost for the Company's stock-based compensation been determined on the fair value at the grant dates for awards with the method of FASB Statement 123, the Company's net income would have been $2,410,489 for the year ended December 31, 1996. Accordingly, primary and fully-diluted earnings per share would have amounted to $0.31 per share and $0.30 per share respectively, as of December 31, 1996

        DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
        -----------------------------------------------

                 NOTES TO FINANCIAL STATEMENTS
                 -----------------------------

                   December 31, 1996 and 1995
                   --------------------------

NOTE 15 - SUBSEQUENT EVENTS
---------------------------

In January 1997, the Company, through its Heart Institute of Tulsa, Inc. subsidiary, acquired Ultrasound Diagnostic Services, Ltd. ("UDS"), an Arizona-based provider of non-invasive diagnostic ultrasound testing services. The consideration paid for UDS consisted of 86,520 shares of DHS's common stock and a $400,000 cash payment to the former stockholders of UDS.

Effective March 1, 1997, the Company, through its SoCal Diagnostic Services, Inc. subsidiary, purchased substantially all of the operating assets of the ultrasound division of Diagnostic Imaging Services, Inc. ("DISI"). The acquired business includes a mobile/fixed ultrasound business serving clients in San Diego, Orange and Los Angeles counties. The acquisition of DISI will provide DHS with a firm foundation in the southern California market, which is contiguous with the Company's existing operations in Arizona and Nevada, as well as departmental access to leading hospitals in this market. Pursuant to long-term contracts, DISI provides ultrasound services to 26 facilities and numerous shared service accounts. Simultaneous with such acquisition, DHSMS received an option to purchase four hospital-based MRI centers from the same seller.

On February 14, 1997, the SEC declared effective the Company's Form S-3 Registration Statement relating to an offering of 1,791,150 Warrant Shares, which are issuable upon exercise of (i) 1,375,000 Redeemable Common Stock Purchase Warrants (the "Public Warrants") issued in connection with the company's 1993 initial public offering (the "IPO"), (ii) 316,150 underwriter warrants issued in connection with the IPO (the "Underwriters' Warrants"), and (iii) 100,000 warrants issued in connection with DHS's equity private placement in April 1996 (the "Bridge Warrants") of which 2,500 had been exercised prior to the effectiveness of the registration. On February 18, 1997, the Company called all of the Public Warrants for redemption.

The Warrants are exercisable at prices ranging from $7.50 per share to $5.48 per share. On February 25, 1997, the last sale price quoted on NASDAQ for a share of DHS's common stock was $9.375. The Company will not receive any proceeds from the sale of the Warrant Shares, although it has received, and will continue to receive, proceeds from the exercise of the Warrants, if and to the extent exercised. In the event that all of the unexercised Warrants are exercised, the maximum aggregate net proceeds to the Company would be approximately $11.2 million. To the extent received, such proceeds may be utilized to repay a portion of existing indebtedness for working capital, for general corporate purposes and for possible acquisitions (none of which have been identified) at the discretion of the Company's management.

ITEM  8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                             PART III
                             --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS


Executive Officers, Directors and Key Employees

The executive officers, directors, and key employees of the Company are as follows:

Name                   Age       Position
----                   ---       --------
Max W. Batzer (1)(2)    53       Chairman of the Board of Directors and
                                 Chief Executive Officer

Brad A. Hummel          40       Director,  President,   Chief Operating
                                 Officer and Chief Financial Officer

Thomas M. Sestak (1)(2) 54       Director

Bo W. Lycke (1)(2)      51       Director

James R. Angelica       49       Director and Senior Vice President

Bonnie G. Lankford      41       Sr. Vice President - Operations

Don W. Caughron         41       Sr. Vice President - Finance

Carol J. Gannon         37       Sr. Vice President  -  Clinical Services

(1)  Member of the compensation committee
(2)  Member of the audit committee

The Board of Directors of the Company is divided into three classes of an equal (or as nearly equal as possible) number of Directors, with each Director serving for a term of three years, and with elections for only one class of directors to be held in each year. Mr. Hummel's seat next comes up for election on or about May 31, 1997, Mr. Batzer's and Mr. Angelica's seats next come up for election on or about May 31, 1998, and Mr. Sestak's and Mr. Lycke's seats next come up for election on or about May 31, 1999.

The following is a summary of the business experience of each executive officer, director and key employee.

Max W. Batzer has been Chairman of the Board and Chief Executive Officer of the Company since 1987, and a stockholder and Director of the Company since its inception in 1983. From 1981 to 1991, Mr. Batzer was also President of General Hide & Skin Corporation, a worldwide commodity trading organization headquartered in New  York
City. In addition, Mr. Batzer has also, at various times during the past 20 years, worked as an analyst for Pan American World Airways, served as Vice President for Marketing for World Courier Inc., and served as a director and executive committee member of Simmons Airlines, Inc. (which was a publicly traded company that was purchased by and is now a subsidiary of American Airlines). Mr. Batzer holds a B.S.E. degree from The Wharton School at the University of Pennsylvania, and an M.B.A. degree from the University of Arizona.

Brad A. Hummel has been President and Chief Operating Officer of the Company since January 1987, and Chief Financial Officer of the Company since February 1994, and was employed by the Company in other capacities from 1984 to 1986. From 1981 to 1984, Mr. Hummel was an associate with Covert, Crispin and Murray (a Washington, D.C. and London-based management consulting firm), and from 1979 to 1981, Mr. Hummel served as an executive assistant to United States Senator John C. Culver. Mr. Hummel holds a bachelor's degree (with honors) from the University of Iowa.

Thomas M. Sestak has been a Director of the Company since its inception in 1983, and was the Secretary of the Company from November 1987 to March 1993. Mr. Sestak has also been employed since 1972 as the Chairman and Chief Executive Officer of Standard Construction of San Francisco, Inc. (a general construction contractor operating in the greater San Francisco area). Mr. Sestak holds a B.S.E. degree from The Wharton School at the University of Pennsylvania.

Bo W. Lycke has been a Director of the Company since April 1993. Since February 1991, Mr. Lycke has been employed as Chairman of the Board and Chief Executive Officer of American Medical Finance, Inc. and its affiliate, National Financial Corporation, each of which is engaged in providing financial services to various medical businesses. Mr. Lycke holds an M.B.A. degree from the University of Goteborg, Sweden.

James R. Angelica was appointed a Director and Vice President-Sales of the Company in September 1994, upon the consummation of the Company's acquisition of Mobile Diagnostic Imaging, Inc. ("MDI"), and was promoted to Senior Vice President in January 1996. From June 1991 through September 1994, Mr. Angelica was the President and Chief Operating Officer of MDI. From June 1990 through June
1991, Mr. Angelica was an Executive Vice President of Cost Management Technologies, a third-party insurance claims administrator headquartered in St. Louis. From May 1981 through January 1990, Mr. Angelica was an Executive Vice President of Group Health Plan, a health insurance administrator headquartered in St. Louis. Mr. Angelica holds a bachelor's degree in business administration from Pacific University.

Bonnie G. Lankford has been Senior Vice President-Operations of the Company since January 1996, and has been employed in other management capacities by the Company at all times since 1985. Ms. Lankford has received a certification in echocardiography from Grossmont College, and is a registered diagnostic medical sonographer in both echocardiology and obstetrics/gynecology.

Don W. Caughron has been Senior Vice President-Finance of the Company since January 1996, and has been employed in other financial capacities with the Company at all times since April 1994. From May 1993 to April 1994, Mr. Caughron was a self-employed accountant. From 1990 to 1993, Mr. Caughron was Corporate Controller for Actuarial Computer Technology, Inc., a privately held Dallas-based actuarial computer software company. Mr. Caughron is a Certified Public Accountant in the State of Texas, and a member of the Texas Society of CPA's as well as the American Institute of CPA's. Mr. Caughron holds a B.B.A. degree from Texas Tech University.

Carol J. Gannon was appointed Senior Vice President of Clinical Services in January 1996, upon the consummation of the Company's acquisition of Advanced Diagnostic Imaging, Inc. ("ADI"). Ms. Gannon was the President and Chief Operating Officer of ADI from September 1990 to December 1995. She is a registered nurse with additional ultrasound registries in vascular technology and cardiac stenography. From 1991 to 1995, she served on the Board of Directors and the Executive Committee of the Society of Vascular Technology. Ms. Gannon holds an Associate Degree in nursing from Rochester (Minnesota) Community College.

The Company is not aware of any person who, at any time during the fiscal year ended December 31, 1996, was a director, officer, or beneficial owner of more than 10% of the Company's common stock that failed to timely file any reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, or prior years, except that, following the consummation of the Company's initial public offering in June 1993, each of the directors and officers of the Company was late in filing his or her Form 3 (all of which filings have since been made).

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the amount of all compensation paid by the Company to its Chief Executive Officer and each executive officer whose salary and bonus exceeded $100,000 (the "Named Officers") during the past three calendar years:

                                                            Other      Restricted
                                                            Annual        Stock     Options/     LTIP      All Other
Name & Principal Position    Year    Salary      Bonus  Compensation(1)   Awards    SAR's (#)   Payouts  Compensation(2)
------------------------------------------------------------------------------------------------------------------------
Max W. Batzer                1996   305,900     20,000        0              0            0          0            0
Chairman and CEO             1995   231,000      7,500        0              0       75,000          0            0
                             1994   173,666          0        0              0      128,500          0            0

Brad A. Hummel               1996   225,570     15,000
President and COO            1995   173,133      7,500        0              0       30,000          0            0
                             1994   127,750          0        0              0      103,500          0            0

James R. Angelica(2)         1996    89,824          0   25,000              0
Director and                 1995    89,824          0   27,500              0       25,000          0            0
Senior Vice President        1994    21,644          0        0              0            0          0            0

Carol J. Gannon              1996    85,102          0   65,000              0            0          0            0
Senior Vice President

----------------------
(1) Does not include benefits or perquisites in an aggregate amount, as to each person, which is less than the lesser of $50,000 or 10% of the total salary and bonus for the subject year.
(2) Represents compensation from commencement of Mr. Angelica's employment on September 6, 1994.

A table indicating the stock options granted to Named Officers and directors is included under the heading "Stock Option Plans" below.

The Company does not pay directors' fees. Rather, the Compensation Committee of the Company's Board of Directors is authorized to consider the grant of non-qualified stock options to members of the Board, consistent with the Company's philosophy of incentivizing directors to foster, contribute to and participate in the Company's growth.

Employment Agreements
The Company has an employment agreement with Max W. Batzer, pursuant to which Mr. Batzer is to serve as Chairman of the Board and Chief Executive Officer of the Company through December 31, 2001. The employment agreement provides for a minimum base salary of $360,000 per annum, and benefits comparable to those provided to other Company employees. Although Mr. Batzer presently devotes his full business time to the Company, his employment agreement permits him to engage in other business activities that are not competitive with the business of the Company and that do not materially interfere with his performance of his duties and responsibilities to the Company.

The Company has an employment agreement with Brad A. Hummel, pursuant to which Mr. Hummel is to serve as President and Chief Operating Officer of the Company through December 31, 2001. In February 1994, Mr. Hummel also assumed the duties of Chief Financial Officer of the Company, upon the resignation of the prior CFO. The employment agreement provides for a minimum base salary of $270,000 per annum, and benefits comparable to those provided to other Company employees. The agreement further provides for Mr. Hummel to devote substantially all of his business time to the performance of his duties and responsibilities to the Company.

Each of Mr. Batzer's and Mr. Hummel's employment agreements grants to the subject employee the right to elect, within one year after any change in control of the Company, to terminate his employment on not less than 90 days' prior written notice, and thereafter receive his salary and benefits for a period of 24 months or to the scheduled expiration date of such employment agreement (whichever is later). Such salary continuation is also applicable in the event that the Company terminates such individual's employment (other than "for cause") within one year after any change in control of the Company. For purposes of such agreements, a "change in control" is deemed to occur at such time as 40% of the total outstanding votes eligible to vote for directors of the Company are owned (legally or beneficially) by any person (or group of persons acting in concert) who was not a stockholder of the Company as of December 5, 1994.

The Company also has employment agreements with James R. Angelica, Bonnie G. Lankford and Carol J. Gannon. Mr. Angelica's employment agreement (as amended) calls for him to serve as a Senior Vice President of the Company through August 31, 1997, at a base salary of $85,000 per annum, and benefits comparable to those provided to other Company employees. Ms. Lankford's employment agreement (as amended) calls for her to serve as Senior Vice President-Operations of the Company through December 31, 1999, at a minimum base salary of $110,000 per annum, and benefits comparable to those provided to other Company employees. Ms. Gannon's employment agreement calls for her to serve as Senior Vice President - Clinical Services of the Company through December 31, 1998, and provides for a fixed annual salary of $85,000 per annum, and benefits comparable to those provided to other Company employees.

Any increases in the annual rates of compensation of Messrs. Batzer, Hummel and Angelica under their employment agreements must be approved by a majority of both the disinterested directors and the Compensation Committee of the Company's Board of Directors.

Stock Option Plans
On  April  15,  1992, the stockholders of the Company approved  the
Company's 1992 Stock Option Plan, as previously adopted by the Company's Board of Directors (the "1992 Plan"), pursuant to which officers, directors, and/or key employees and/or consultants of the Company can receive incentive stock options and non-qualified stock options to purchase up to an aggregate of 903,509 shares of the Company's Common Stock (of which no more than 180,702 shares may be pursuant to qualified incentive stock options, and no more than 722,807 shares may be pursuant to non-qualified stock options). There are currently outstanding, under the 1992 Plan, stock options for an aggregate of 859,085 shares of common stock at exercise prices ranging from $.93 to $7.50 per share, and expiring at various times from January 1998 through April 2003. The weighted average exercise price under such options is approximately $1.80
per  share.   The
exercise prices applicable under such outstanding
stock  options  represent not less than 100 % of  the  fair  market value of the underlying Common Stock as of the date that such options were granted, as determined from the closing bid price most recently quoted in the over-the-counter "pink sheets" or on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") prior to the date that such options were granted.

With respect to incentive stock options, the 1992 Plan provides that the exercise price of each such option must be at least equal to 100 % of the fair market value of the Common Stock on the date that such option is granted (and 110 % of fair market value in the case of stockholders who, at the time the option is granted, own more than 10% of the total outstanding Common Stock), and requires that all such options have an expiration date not later than that date which is one day before the tenth anniversary of the date of the grant of such options (or the fifth anniversary of the date of grant in the case of 10 % stockholders). However, with certain limited exceptions, in the event that the option holder ceases to be associated with the Company, or engages in or is involved with any business similar to that of the Company, such option holder's incentive options immediately terminate. Pursuant to the 1992 Plan, the aggregate fair market value, determined as of the date(s) of grant, for which incentive stock options are first exercisable by an option holder during any one calendar year cannot exceed $100,000.

With respect to non-qualified stock options, the 1992 Plan requires that the exercise price of all such options be at least equal to 100% of the fair market value of the Common Stock on the date such option is granted, provided that non-qualified options may be issued at a lower exercise price (but in no event less than 85% of fair market value) if the net pre-tax income of the Company in the full fiscal year immediately preceding the date of the grant of such option (the "Prior Year") exceeded 125% of the mean annual average net pre-tax income of the Company for the three fiscal years immediately preceding such Prior Year. Non-qualified options must have an expiration date not later than that date which is the day before the eighth anniversary of the date of the grant of the subject option. However, with certain limited exceptions, in the event that the option holder ceases to be associated with the Company, or engages in or becomes involved with any business similar to that of the Company, such option holder's non-qualified options immediately terminate.

The 1992 Plan further provides that non-qualified options may (but need not) include a provision that, in the event of any change in control and management of the Company or any sale of the business of the Company, except to the extent that the subject option holder affirmatively elects, during a limited period of time following such event, to permanently revoke and terminate the subject non-qualified option (in whole or in part) and/or to reaffirm all or any portion of such non-qualified option without giving effect to the reduction in exercise price herein described, then the otherwise applicable exercise price in respect of such option may thereafter be reduced (but not by more than 50%) in the event that, and at such time(s) as, the subject option holder thereafter exercises such option (or the non-revoked and non-reaffirmed portion thereof, as the case may be). All but 39,000 of the
690,935 outstanding non-qualified options under the 1992 Plan contain such provision, and this could have the effect of delaying or hindering potential change in control or sale transactions, and/or providing additional compensation or consideration to the subject option holders in connection with any such transaction that may be consummated.

In April 1995, in response to the substantial increase in the size of the Company and its labor force, the Board of Directors of the Company adopted and approved the Company's 1995 Non-Qualified Stock Option Plan (the "1995 Non-Qualified Plan"), pursuant to which officers, directors, and/or key employees and/or consultants of the Company can receive non-qualified stock options to purchase up to an aggregate of 500,000 shares of the Company's common stock. The exercise price, expiration date and other terms of any options granted under the 1995 Non-Qualified Plan are substantially similar to the requirements applicable to non-qualified options under the 1992 Plan. There are currently outstanding, under the 1995 Non-Qualified Plan, stock options for an aggregate of 454,625 shares of common stock at exercise prices ranging from $1.93 to $6.25 per share, and expiring at various times from December 2000 through January 2005. The weighted average exercise price under such options is $4.14 per share. Of the outstanding options under the 1995 Non-Qualified Plan, 60,000 (exercisable at $5.25 per share) are subject to certain contingencies relating to the Company's earnings, and 225,000 other options contain price reduction provisions similar to those described in the immediately preceding paragraph.

The Company also maintains a 1995 Incentive Stock Option Plan ("the 1995 Incentive Plan"), as approved by the Company's stockholders on November 22, 1995, pursuant to which key employees of the Company can receive incentive stock options to purchase up to an aggregate of 500,000 shares of common stock of the Company. The requirements of the 1995 Incentive Plan are substantially identical to the provisions of the 1992 Plan which are specifically applicable to incentive stock options, except that the 1995 Incentive Plan will expire on August 31, 2005 (after which date no further options may be granted under the 1995 Incentive Plan). On the date of this report, 61,750 options are outstanding under the 1995 Incentive Plan at an exercise price of $6.25 per share and expiring on July 17, 2001.

In January 1997, the Board of Directors of the Company adopted the Company's 1997 Non-Qualified Stock Option Plan (the "1997 Non-Qualified Plan"), pursuant to which officers, directors and/or key employees and/or consultants of the Company can receive non-qualified stock options to purchase up to an aggregate of 1,000,000 shares of the Company's Common Stock. The exercise price, expiration date and other terms of any options granted under the 1997 Non-Qualified Plan are substantially similar to the requirements applicable to non-qualified options under the 1992 Plan. Options for an aggregate of 345,000 shares of Common Stock have been issued and are outstanding under the 1997 Non-Qualified Plan at an exercise price of $7.44 per share and expiring on January 2, 2005. 235,000 of such options contain price reduction provisions similar to those described above.

The table set forth below lists information on stock options granted to each of the Company's Named Officers and directors through December 31, 1996.

                                                      Percent of
                                                   Total Options
                                                      Granted to     Exercise
                             Type of        Number  Employees In        Price           Expiration
Name                          Option     of Shares   Fiscal Year    Per Share                 Date
--------------------------------------------------------------------------------------------------
Max W. Batzer              Qualified         5,082         1.6%         $2.21     January 13, 1998
                       Non-qualified       101,645        32.5%         $2.21     January 13, 2001
                           Qualified         3,500         1.2%         $0.94        April 3, 1999
                       Non-qualified        75,000        24.8%         $0.94      April  3,  2002
                       Non-qualified        50,000        16.6%         $1.69       August 8, 2002
                           Qualified         5,000         1.7%         $1.94        April 4, 2000
                       Non-qualified        50,000        16.7%         $1.94       April 4,  2003
                       Non-qualified        20,000         6.7%         $4.25     December 4, 2003

Brad A. Hummel             Qualified         5,082         1.6%         $2.21     January 13, 1998
                       Non-qualified       101,645        32.5%         $2.21     January 13, 2001
                           Qualified         3,500         1.2%         $0.94        April 3, 1999
                       Non-qualified        50,000        16.6%         $0.94        April 3, 2002
                       Non-qualified        50,000        16.6%         $1.69       August 8, 2002
                       Non-qualified        30,000        10.0%         $4.25     December 4, 2003

Thomas   M.  Sestak    Non-qualified       101,645          N/A         $2.21     January 13. 2001
                       Non-qualified         5,000          N/A         $0.94      April  3,  2002
                       Non-qualified        50,000          N/A         $1.69       August 8, 2002
                       Non-qualified        10,000          N/A         $1.94       April 4,  2003
                       Non-qualified        15,000          N/A         $4.25     December 4, 2003

Bo  W.  Lycke          Non-qualified         2,000          N/A         $0.94      April  3,  2002
                       Non-qualified        50,000          N/A         $1.69       August 8, 2002
                       Non-qualified        10,000          N/A         $1.94       April 4,  2003
                       Non-qualified        15,000          N/A         $4.25     December 4, 2003

James R. Angelica          Qualified         2,000         0.7%         $1.94        April 4, 2000
                       Non-qualified        10,000         3.3%         $1.94        April 4, 2003
                       Non-qualified        15,000         5.0%         $4.25     December 4, 2003

Through December 31, 1996, a total of 2,625 incentive stock options granted under the 1992 Plan had been exercised (none by executive officers or directors), and no non-qualified stock options granted under any of the Plans have been exercised.

The following table sets forth all stock option exercises by executive officers and directors of the Company during the fiscal year ended December 31, 1996, and the "value" (i.e., the amount by which the fair market value of the underlying common stock exceeded the option exercise price) as of December 31, 1996 of all unexercised stock options then held by Named Officers and directors of the Company. All of such stock options were then and now are currently exercisable.

                      Shares                       Number of        Value of Unexercised
                     Acquired      Value     Unexercised Options    In-The-Money Options
Name                on Exercise   Realized      at Fiscal Year       at Fiscal Year End
----                -----------   --------   -------------------    --------------------
Max W. Batzer            0           0              310,227              $1,895,960

Brad A. Hummel           0           0              240,227              $1,423,660

Thomas M. Sestak         0           0              221,645              $1,056,175

Bo W. Lycke              0           0               77,000                $446,470

James R. Angelica        0           0               27,000                $128,970

Carol J. Gannon          0           0                    0                       0

Prior  to  April  16, 1993, the 1992 Plan was administered  by  the
Company's Board of Directors. Beginning on April 16, 1993, administration of the 1992 Plan was delegated to the Compensation Committee of the Company's Board of Directors, which has wide discretion in determining the recipients of options, the amounts of options awarded, and various other terms and conditions applicable to options granted under the 1992 Plan. The 1995 Non-Qualified Plan, the 1995 Incentive Plan and the 1997 Non-Qualified Plan has at all times been administered by the Compensation Committee, which has similar wide discretion in the administration thereof. In determining whether and to what extent specific employees or consultants will be awarded options, the Compensation Committee takes into account the value of the specific individual's services to the Company, the individual's time in service, the long-term prospects for the individual to handle additional responsibilities within the Company, and such other factors as the Compensation Committee may deem relevant in order to reward and motivate the Company's employees and consultants.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The following table sets forth, as of March 21, 1997, the number of shares of the Company's Common Stock owned by each person (including any "group" as used in Section 13(d)(3) of the Exchange
Act) known to the Company to be the beneficial owner of more than five percent of the Company's common stock, each director of the Company and all directors and executive officers of the Company as a group.

                                         Beneficially
Name and Address of Beneficial Owner            Owned      Percentage
------------------------------------     ------------      ----------
Max W. Batzer                             591,395 (1)            6.4%
 2777 Stemmons
 Dallas, Texas 75207

Thomas M. Sestak                          338,066 (2)            3.7%
 1226 Ninth Avenue
 San Francisco, California 94122

Brad A. Hummel                            317,538 (3)            3.5%
 2777 Stemmons
 Dallas, Texas 75207

Bo W. Lycke                                83,000 (4)            0.9%
 2777 Stemmons
 Dallas, Texas 75207

James R. Angelica                         466,552 (5)            4.7%
 9717 Landmark Parkway Drive
 St. Louis, Missouri 63127

All directors and executive
 officers as a group
 (eight persons)            2,159,962 (1)(2)(3)(4)(5)           21.4%

----------
(1) Includes 410,227 shares which are subject to currently exercisable stock options.
(2) Includes 452 shares held by Mr. Sestak as custodian for his minor children, and 191,645 shares which are subject to currently exercisable stock options and warrants.
(3) Includes 315,227 shares which are subject to currently exercisable stock options.
(4) Includes 82,000 shares which are subject to currently exercisable stock options.
(5) All 370,252 outstanding shares are held jointly by Mr. Angelica and his spouse, and total beneficial ownership includes 56,800 shares which are subject to currently exercisable warrants held by Mr. Angelica and his spouse, and 39,500 shares which are subject to currently exercisable stock options and warrants held by Mr.
Angelica individually.  Mr. and Mrs. Angelica have granted  to  Max
W. Batzer a proxy, expiring September 5, 1997, to vote 370,252 shares owned by Mr. and Mrs. Angelica (a) as to the election of directors, in such manner as Mr. Batzer may determine in his sole discretion, and (b) as to all other matters, in the same manner as the greatest plurality of votes otherwise cast or given by holders of Common Stock with respect to the particular matter under consideration.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 1989, Max W. Batzer, Thomas M. Sestak and Brad A. Hummel borrowed $66,000, $10,000 and $33,000, respectively, from the Company. The proceeds of these loans were utilized by Messrs. Batzer, Sestak and Hummel to purchase shares of common stock. The loans were amended and restated as of January 1, 1993, such that the loans now bear simple interest at a certain bank's prime rate (adjusted annually for purposes of the loans), with payment of all principal and accrued interest due on December 31, 1997. Mr. Sestak's loan was repaid in full in October 1993. Mr. Batzer's and Mr. Hummel's loans are non-recourse, and are secured solely by shares of common stock of the Company having an aggregate market value equal to 50% of the outstanding loan obligations (provided that the number of shares pledged as collateral will never exceed the number of shares (185,265 in the case of Mr. Batzer, and 92,633 in the case of Mr. Hummel) purchased with the proceeds of the loans. The Company has retained a right of first refusal in connection with any proposed sale of the pledged shares while they remain subject to such pledge, although the Company is prohibited, under its loan agreement with TCB, to redeem or purchase any shares of its common stock without TCB's prior consent.

In April 1996, in connection with the Company's private placement of the Bridge Notes and Bridge Warrants, an aggregate of $50,000 of Bridge Notes and 2,500 Bridge Warrants were purchased by James R. Angelica, $100,000 of Bridge Notes and 5,000 Bridge Warrants were purchased by Thomas M. Sestak, and $50,000 of Bridge Notes and 2,500 Bridge Warrants were purchased by Carol J. Gannon.

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K

Exhibits         Description of Exhibit
--------         ----------------------
3.1              Certificate of Incorporation of the  Company, as amended. (1)

3.2              By-Laws of the Company. (1)

3.3              Certificate  of  Amendment  of  Certificate   of
                 Incorporation  of the  Company, authorizing preferred
                 stock  of  the Company. (6)

3.4              Certificate of Stock Designation, creating Series
                 A Preferred Stock. (8)

4.1              Form of Warrant Agreement. (1)

4.2              1992  Stock  Option  Plan,  including  forms   of
                 qualified  incentive stock     option agreement  and
                 non-qualified stock option agreement. (1)

4.3              Form of Underwriter's Warrant. (1)

4.4              [Reserved]

4.5              Specimen Form of Share Certificate. (1)

4.6              Specimen Form of Warrant Certificate. (1)

4.7              1995 Nonqualified Stock Option Plan.  (6)

4.8              1995 Incentive Stock Option Plan. (6)

4.9              Form of Bridge Warrant and Bank Warrant. (7)

4.10             1997 Non-Qualified Stock Option Plan.

10.1 Employment Agreement, dated November 1, 1991 (with amendment dated February 17, 1992), between the Company and Max W.
                 Batzer. (1)

10.2 Employment Agreement, dated November 1, 1991 (with amendment dated February 17, 1992), between the Company and Brad A. Hummel. (1)

10.3 Contingent Share Agreement between the Company and the former shareholders of SIS. (1)


10.4 Contingent Share Agreement between the Company and the former shareholders of Alpha. (1)

10.5             Loan Agreement between the Company and North Park
                 National Bank of Dallas. (1)

10.6             Promissory Notes from HIT to Valley National Bank. (1)

10.7 Promissory Notes from SIS to Central National Bank of Mattoon. (1)

10.8             [ Reserved ]

10.9             Promissory Note from Alpha to North Park National
                 Bank of Dallas.  (1)

10.10            Lease Agreement for Dallas headquarters. (1)

10.11            Agreement  between  the  Company  and  Northeast
                 Community Hospital  (Bedford, Texas). (1)

10.12            Agreement between the Company and  Central  Texas
                 Medical Center   (San Marcos, Texas). (1)

10.13 Amendments, dated September 20, 1993 and November 9, 1993, to Employment Agreement between the Company and Max W.
                 Batzer. (2)

10.14 Amendments, dated September 20, 1993 and November 9, 1993, to Employment Agreement between the Company and Brad A.
                 Hummel. (2)

10.15 Renewal Revolving Line of Credit Promissory Note between the Company and North Park National Bank of Dallas. (2)

10.16            Loan Extension Agreement between SIS and  Central
                 National Bank of Mattoon. (2)

10.17            Stock   Purchase   Agreement, regarding the acquisition of
                 HCI and   HCIM. (3)

10.18 Contingent Share Agreement between the Company and former owner of Medmark. (6)


10.19             Contingent Payment Agreement between the  Company
                  and the former   owner of Reliascan.  (6)

10.20 Agreement and Plan of Merger, regarding the acquisition of MDI, and form of Common Stock Purchase
                  Warrant issued by the Company to the former stockholders of MDI. (4)

10.21            Contingent Share Agreement between the Company and
                 the former stockholder of HDII.  (6)

10.22            Amendments, dated December 5, 1994 and  September
                 1, 1995, to Employment Agreement between the Company and
                 Max W. Batzer.    (6)

10.23            Amendments, dated December 5, 1994 and  September 1, 1995, to Employment Agreement between the Company and Brad A.
                 Hummel.  (6)

10.24 Asset Purchase Agreement, regarding the MICA acquisition (5).

10.25 Loan Agreement, dated as of July 31, 1995, among the Company, its subsidiaries and TCB. (5)

10.26            First  Amendment to Loan Agreement, dated  as  of
                 December 7, 1995, among the Company, its subsidiaries and TCB. (6)

10.27 Amendment, dated March 13, 1996, to Employment Agreement between the Company and Max W. Batzer. (7)

10.28 Amendment, dated March 13, 1996, to Employment Agreement between the Company and Brad A. Hummel. (7)

10.29            Second Amendment to Loan Agreement, dated  as  of
                 April  16,  1996,   among the Company, its subsidiaries
                 and  Texas Commerce Bank. (7)

10.30            Form of Bridge Note. (7)

10.31            Amended and Restated Loan Agreement, dated as  of
                 July  24,  1996,    among the Company, its subsidiaries
                 and  Texas Commerce Bank.

10.32            Asset  Purchase Agreement,  dated  September  27,
                 1996,  by  and  among  the Company, DHS Management Services,
                 Inc., Advanced Clinical   Technology, Inc., Horizon MDS
                 Corporation,  and Horizon/CMS Healthcare Corporation. (8)

10.33 Amendment, dated January 3, 1997, to Employment Agreement between the Company and Max W. Batzer.

10.34 Amendment, dated January 3, 1997, to Employment Agreement between the Company and Brad A. Hummel.

11.1             Statement re: computation of per share earnings.

21.1             Subsidiaries of the Company.

-------------------

(1) Incorporated by reference, filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form SB-2 filed on June 11, 1993, SEC File No. 33-61392-FW.

(2) Incorporated by reference, filed as an exhibit to the Company's report on Form 10-KSB filed on March 31, 1994.

(3) Incorporated by reference, filed as an exhibit to the Company's report on Form 8-K filed on February 25, 1994.

(4) Incorporated by reference, filed as an exhibit to the Company's report on Form 8-K filed on September 21, 1994.

(5) Incorporated by reference, filed as an exhibit to the Company's report on Form 10-KSB filed on August 15, 1995.

(6) Incorporated by reference, filed as an exhibit to the Company's report on Form 10-KSB filed on April 1, 1996.

(7) Incorporated by reference, filed as an exhibit to the Company's Registration Statement on Form SB-2 filed on April 25, 1996, SEC File No. 333-4034.

(8) Incorporated by reference, filed as an exhibit to the Company's report on Form 8-K filed on November 26, 1996.

                            SIGNATURES


   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 25, 1997

                    DIAGNOSTIC HEALTH SERVICES, INC.



                    By:  /S/ Max W. Batzer
                       -------------------------------
                    Max W. Batzer, Chairman and
                    Chief Executive Officer

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature            Title                                   Date
---------            -----                                   ----

/s/ Max W. Batzer
------------------
Max  W. Batzer       Chairman, Chief Executive Officer       March  25, 1997
                     and Director


/s/ Brad A. Hummel
-------------------
Brad  A. Hummel      President, Chief Operating Officer,     March  25, 1997
                     Principal Financial Officer, Principal
                     Accounting Officer and Director


/s/ Bo W. Lycke
-------------------
Bo W. Lycke          Director                                March 25, 1997