Form 10QSB
period 1997-03-31
DIAGNOSTIC HEALTH SERVICES INC /DE/
filed 1997-05-14
CIK 895659

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          --------------------------

                                  FORM 10-QSB



            [ X ] Quarterly Report pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1997

            [   ] Quarterly report pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                  For the transition period from ________ to _______



                        Commission File Number 0-21758

                           ------------------------

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



                                (214) 634-0403
             (Registrant's telephone number, including area code)

                   ----------------------------------------

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



As of March 31, 1997, there were 9,880,314 issued and 9,647,055 shares outstanding of Registrant's common stock, $.001 par value.

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES


                        Quarterly Report on Form 10-QSB


                                     INDEX



PART I.  Financial Information                           Page No.



Item 1.  Financial Statements (Unaudited)


Consolidated Balance Sheet -March 31, 1997                   2-3


Consolidated Statements of Operations
Three months ended March 31, 1997 and 1996                     4


Consolidated Statements of Stockholders' Equity
March 31, 1997                                                 5


Consolidated Statements of Cash Flows
Three months ended March 31, 1997 and 1996                     6


Notes to Consolidated Financial Statements                  7-10


Item 2.  Management's Discussion and Analysis or
Plan of Operation                                          11-13



PART II.  OTHER INFORMATION                                   14


Signatures                                                    15


Item 6. Exhibits and Reports on Form 8-K                      16


Exhibit 1 - Statement re: computation of per share earnings   17

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                    Consolidated Balance Sheet (Unaudited)
                                March 31, 1997



                                    ASSETS
                                    ------


Current Assets:

 Cash and cash equivalents                            $ 8,867,991

 Short term investments                                        --

 Accounts receivable:

   Trade, net of allowance for doubtful accounts       10,993,712
   Accrued interest and other                             563,582
   Stockholders                                            42,005
   Employees                                              225,009

 Contract receivables - current                         1,431,519

 Deferred federal income taxes                             57,876
 Prepaid expenses and other                             2,041,009
                                                      -----------

   Total Current Assets                                24,222,703
                                                      -----------

PROPERTY & EQUIPMENT:

  Office furniture & equipment                          1,370,277
  Machinery & service equipment                        30,276,036
  Leasehold improvements                                   72,433
   Less: Accumulated depreciation and amortization     (6,226,588)
                                                      -----------

   Total Property & Equipment                          25,492,158
                                                      -----------

OTHER ASSETS:

  Deposits and other assets                             2,073,033
  Deferred acquisition costs                              187,196
  Contract receivables - long-term                      2,036,647
  Goodwill                                             29,134,052
  Noncompete agreements                                 3,746,818
   Less: Accumulated amortization                      (1,679,030)
                                                      -----------

   Total Other Assets                                  35,498,716
                                                      -----------

TOTAL ASSETS                                          $85,213,577
                                                      ===========

                      LIABILITIES & STOCKHOLDERS' EQUITY
                      ----------------------------------



Current Liabilities:

 Accounts payable                    $ 2,160,535
 Accrued liabilities                   6,624,972
 Current lease obligations             3,662,277
 Current portion of long-term debt     3,278,943
 Deferred liability                      500,000
 Notes payable                         2,287,000
 Current income taxes                    720,780
                                     -----------

   Total Current Liabilities          19,234,507

Long-term lease obligations           10,638,533
Long-term debt                        11,383,058
Deferred rent                            154,314
Deferred liability                     1,000,000
Other liabilities                      1,393,216
Deferred income taxes                  1,057,779
                                     -----------

     TOTAL LIABILITIES                44,861,407
                                     -----------

Stockholders' Equity:
 Common stock, $.001 par value,
  authorized 15,000,000 shares;
  issued 9,880,314 shares and
  outstanding 9,647,055 shares             9,880
 Preferred stock, $.001 par value;
  authorized 3,000,000 shares;
  issued and outstanding 648,986
  shares; $4.5 million liquidation
  preference                                 649
 Additional paid-in capital           36,968,515
 Retained earnings                     3,587,827
 Foreign currency translation             (3,550)
 Stockholder receivable                 (103,500)
 Treasury stock (at cost)               (107,651)
                                     -----------

TOTAL STOCKHOLDERS' EQUITY            40,352,170
                                     -----------

TOTAL LIABILITIES & STOCKHOLDERS'
 EQUITY                              $85,213,577
                                     ===========

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                         THREE MONTHS ENDED MARCH 31,
                                         ----------------------------

                                              1997          1996
                                              ----          ----
REVENUES:
 Gross revenues                           $10,509,976     $5,221,481
                                          -----------     ----------

EXPENSES:
 General & administrative                     547,274        317,603
 Salaries & employee benefits               5,048,212      2,633,481
 Legal & professional                          51,007         33,787
 Rent & utilities                             199,272         76,648
 Taxes & insurance                            106,261         78,209
 Technical operating expenses               1,430,087        770,522
 Provision for doubtful accounts              101,741         (5,719)
 Depreciation and amortization              1,162,132        501,471
                                          -----------     ----------

  TOTAL OPERATING EXPENSES                  8,645,986      4,406,002
                                          -----------     ----------

INCOME FROM OPERATIONS                      1,863,990        815,479
                                          -----------     ----------

OTHER INCOME (EXPENSE):
 Other income                                  73,878         79,352
 Interest expense                            (391,456)      (219,455)
                                          -----------     ----------

  TOTAL OTHER INCOME (EXPENSE)               (317,578)      (140,103)
                                          -----------     ----------

INCOME BEFORE INCOME TAXES                  1,546,412        675,376

PROVISION FOR FEDERAL INCOME TAXES            525,780        216,541
                                          -----------     ----------

NET INCOME                                $ 1,020,632     $  458,835
                                          ===========     ==========

EARNINGS PER SHARE :

 Primary                                  $      0.10     $     0.08
                                          ===========     ==========
 Fully diluted                            $      0.10     $     0.08
                                          ===========     ==========


Weighted average common shares - primary    9,767,989      5,944,142
                                          ===========     ==========
Weighted average common shares - fully
 diluted                                   10,475,910      6,075,019
                                          ===========     ==========


                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
          Consolidated Statement of Stockholders' Equity (Unaudited)
                   For the Three Months Ended March 31, 1997

                                                Additional                     Foreign
                             Common  Preferred   Paid-in         Retained      Currency    Stockholder    Treasury
                             Stock     Stock     Capital         Earnings    Translation   Receivable      Stock          Total
                             ------------------------------------------------------------------------------------------------------
Balance, January 1, 1997     $8,401    $649    $27,617,425      $2,567,195     $(5,900)     $(103,500)   $(107,651)     $29,976,619

Net income                                                       1,020,632                                                1,020,632

Warrants exercised            1,392              8,661,177                                                                8,662,569

Foreign currency translation                                                     2,350                                        2,350

Shares issued in
connection with the
following acquisitions:
    UDS                          87                689,913                                                                  690,000
                             ------------------------------------------------------------------------------------------------------
Balance, March 31, 1997      $9,880    $649    $36,968,515      $3,587,827     $(3,550)     $(103,500)   $(107,651)     $40,352,170
                             ======================================================================================================

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)



                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                          1997        1996
                                                      -----------   ---------
Cash Flows from Operations:
 Net income                                           $ 1,020,632   $ 458,835
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operations:
 Depreciation and amortization                          1,162,132     501,471
 Deferred federal income taxes                                 --          --
 Increase(decrease) in deferred rent expense               (1,112)     12,064
 Foreign currency translation adjustments                   2,350         (51)
 Increase in trade receivable                            (265,944)   (548,058)
 Increase in contracts receivable                        (411,433)   (685,103)
 Increase in prepaid expenses                            (681,413)   (194,511)
 Increase in other assets                              (1,106,052)   (363,579)
 Increase in accounts payable                             164,840     334,155
 Increase in accrued liabilities                        5,088,338     612,062
 Increase in income taxes payable                         525,780     216,541
 Increase in other liabilities                            614,770     226,529
                                                      -----------   ---------
Net Cash Provided by  Operations                        6,112,888     570,355
                                                      -----------   ---------

Cash Flows Used in Investing Activities:
 Decrease in cash investments                           5,000,000          --
 Cash payments for the purchase of property              (349,786)    (92,473)
 Acquisition of businesses net of cash acquired       (14,357,147)    (29,394)
 Additional subsidiary acquisition costs                 (148,952)    (26,079)
 Decrease in other receivables                            137,856      10,284
 Increase in employee receivables                         (39,117)     (2,720)
 Increase in stockholder receivable                        (1,552)     (1,553)
                                                      -----------   ---------
 Net Cash (used in) provided by Investing
   Activities                                          (9,758,698)   (141,935)
                                                      -----------   ---------

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock                 8,662,569          --
 Net borrowings on line of credit                         715,000     210,000
 Proceeds from bank loans                               5,980,000          --
 Principal payments on long-term debt                  (2,582,160)   (303,292)
 Principal payments on capital lease obligations         (491,155)   (210,163)
                                                      -----------   ---------
Net Cash (Used In) provided by Financing
  Activities                                           12,284,254    (303,455)
                                                      -----------   ---------

Net increase (decrease) in cash                         8,638,444     124,965
Cash balance, beginning of period                         229,547     705,179
                                                      -----------   ---------
Cash balance, end of period                           $ 8,867,991   $ 830,144
                                                      ===========   =========


                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES



NOTE 1. GENERAL


The unaudited consolidated financial statements included herein for Diagnostic Health Services, Inc. and subsidiaries ("DHS" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain 1996 balances have been reclassified to conform to the 1997 presentation. These financial statements include the accounts of the Company and its subsidiaries, which are set forth in the following table.


                           [FLOW CHART APPEARS HERE]


In addition to the above, DHSMS has one inactive wholly-owned subsidiary, HomeCare International, Inc. Through its ownership in DIS & DISI, the Company owns all general partner and limited partner interests in Santa Monica Imaging Center Limited Partnership.

The Company is a leading outsource provider of medical services to hospitals, physicians' offices and other healthcare facilities in 20 midwestern, western and southern states, as well as Mexico City. The Company provides radiology and cardiology diagnostic services and equipment, as well as departmental management services, to healthcare facilities on an in-house and shared basis. The Company also provides skilled allied healthcare personnel, including radiology technologists, physical and occupational therapists and other healthcare professionals, on a temporary basis to perform a variety of functions in hospitals, long-term care facilities, physicians' offices, clinics and home healthcare settings.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES



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

On July 5, 1996, the investment banking firm of Rodman & Renshaw, Inc., as representative of the several underwriters in the Secondary Offering, exercised their over-allotment option to purchase from DHS an additional 400,000 shares of common stock. The additional net proceeds to the Company were $2,524,500.

The Company realized total net proceeds from the Secondary Offering of approximately $17,504,500. Such net proceeds have been and will be used for acquisitions, capital expenditures, working capital and retirement of outstanding debt.


NOTE 3. WARRANTS


On February 14, 1997, the SEC declared effective the Company's Form S-3 Registration Statement relating to an offering of 1,791,150 Warrant Shares, which are issuable upon exercise of (i) 1,375,000 Redeemable Common Stock Purchase Warrants (the "Public Warrants") issued in connection with the Company's 1993 initial public offering (the "IPO"), (ii) 316,150 underwriter warrants issued in connection with the IPO (the "Underwriters' Warrants"), and
(iii) 100,000 warrants issued in connection with the Company's private placement in April 1996 (the "Bridge Warrants") of which 2,500 had been exercised prior to the effectiveness of the registration. On February 18, 1997, the Company called all of the Public Warrants for redemption.

The Warrants are exercisable at prices ranging from $7.50 per share to $5.48 per share. In the three months ended March 31, 1997, an aggregate of 1,353,032 Public Warrants and 40,000 Bridge Warrants were exercised. The Company will not receive any proceeds from the sale of the Warrant Shares, although the Company did receive proceeds from the exercise of the Warrants. Net proceeds to the Company were approximately $8,423,993 from such exercise of Public Warrants and $250,000 from such exercise of Bridge Warrants. The remaining 21,968 Public Warrants have been redeemed by the Company for $.05 per Public Warrant.


NOTE 4. ACQUISITIONS


In January 1996, Mobile Diagnostic Systems, Inc. ("MDS", a wholly-owned subsidiary of DHSMS) acquired all of the outstanding capital stock of two affiliated Dallas, Texas-based businesses, Neonatal Pediatric Echocardiography, Inc. ("NPE") and Pediatric Echocardiagraphic Diagnostic Imaging, Inc. ("PEDI"), in exchange for an aggregate of 85,200 shares of common stock of the Company. The Company acquired net assets of approximately $426,000 including goodwill of approximately $248,000 in connection with the acquisitions.

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

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES



Effective October 31, 1996, MDS acquired by merger all of the outstanding capital stock of Dysrythmic Data, Inc. ("DDI), a Texas-based provider of ambulatory electrocardiographic monitoring services. The consideration paid for DDI consisted of 39,521 shares of common stock of the Company.

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

In January 1997, the Company, through its Heart Institute of Tulsa, Inc. subsidiary, acquired Ultrasound Diagnostic Services, Ltd. ("UDS"), an Arizona-based provider of non-invasive diagnostic ultrasound testing services. The consideration paid for UDS consisted of 86,520 shares of common stock of the Company and a $400,000 cash payment to the former stockholders of UDS.

Effective March 1, 1997, the Company, through its SoCal Diagnostic Services, Inc. subsidiary, purchased substantially all of the operating assets of the ultrasound division of Diagnostic Imaging Services, Inc. ("DIS"). The acquired business includes a mobile/fixed ultrasound business serving clients in San Diego, Orange and Los Angeles Counties of California. The purchase price paid was $6,519,475 (subject to post-closing adjustment), which was paid entirely in cash. In addition, SoCal assumed capital lease obligations, financing agreements and other commitments related to the fixed assets purchased in the aggregate principal amount of $1,519,261.


NOTE 5. SUPPLEMENTAL CASH FLOW INFORMATION


Cash paid for the three months ended March 31, 1997 for interest was approximately $391,000.

The Company acquired assets in exchange for the issuance of common stock and the assumption of various liabilities in connection with the acquired businesses. Cash and noncash investing and financing activities related to the acquisitions consisted of the following:


        Assets acquired                 $24,536,692
        Liabilities assumed              (9,343,352)
        Common stock issued                (690,000)
                                        -----------
        Total cash paid                  14,503,340

        Fees and expenses                         -
        Less cash acquired                 (146,192)
                                        -----------
        Net cash paid                   $   278,222
                                        ===========


The Company also recognized assets and obligations under noncompete agreements of approximately $2,160,000 for the three months ended March 31, 1997.

For the three months ended March 31, 1997, except in connection with the UDS and DIS acquisitions, no property and equipment was acquired under capital leases.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES



NOTE 6. SUBSEQUENT EVENTS


On April 17, 1997 (effective as of March 1, 1997), the Company, through its SoCal Diagnostic Services, Inc. subsidiary, acquired all of the issued and outstanding capital stock of Diagnostic Imaging Services, Inc., a California corporation ("DIS," and together with its wholly-owned subsidiaries, Diagnostic Imaging Services, Inc. I and Santa Monica Imaging Center Limited Partnership, collectively referred to herein as the "DIS Companies"), whose business consists primarily of the ownership and operation of four (4) hospital-based magnetic resonance imaging (MRI) centers located in southern California. The purchase price for the stock of DIS was $9,083,865 (subject to post-closing adjustment), of which $7,583,865 was paid in cash, and the remaining $1,500,000 of which is payable either in cash or (at the seller's option) in common stock of the Company (valued at $7.615 per share) in three equal annual installments of $500,000 each on April 17 of each of 1998, 1999 and 2000. In addition, the DIS Companies were acquired subject to capital lease obligations, financing agreements and other commitments in respect of fixed assets of the business in the aggregate principal amount of $6,046,755.

The funds utilized to pay the cash portion of the purchase price in this transaction were obtained through the simultaneous issuance and sale by the Company to The Prudential Insurance Company of America ("Prudential") of $20,000,000 in principal amount of senior subordinated promissory notes of the Company (the "Notes"). The Notes bear interest at a fixed rate of 10.5% per annum (payable quarterly), and mature as to principal in equal one-third installments on April 17 of each of 2003, 2004 and 2005. The notes may be prepaid at the Company's option (subject to certain "make-whole" prepayments premiums in respect of the remaining stated term of the Notes), and the Company may be required (at the Noteholders' option) to purchase the Notes in the event of a change in control of the Company. In addition to application to the payment of the cash portion of the purchase price for the stock of DIS, the net proceeds from the issuance and sale of the Notes were utilized to repay $5,500,000 in borrowings obtained under the Company's senior credit facilities with Texas Commerce Bank National Association (the "Bank") (utilized in connection with the Company's March 1997 acquisition of the ultrasound business of DIS), and for short-term investments pending other use of such net proceeds.

In connection with the issuance of the Notes, the Company paid Prudential a fee in the amount of $54,590, and issued to Prudential a five-year redeemable common stock purchase warrant (with piggyback registration rights) for 60,000 shares of common stock of the Company at an exercise price of $12.25 per share. In addition, the Company paid to Prudential Securities, Inc. (as placement agent) a fee in the amount of $690,470.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES



Item 2.  Management's Discussion and Analysis or Plan of Operations


RESULTS OF OPERATIONS


The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated:


                                        Three Months Ended
                                             March 31,
                                        ------------------
                                          1997      1996
                                          ----      ----
Gross revenues                           100.0%    100.0%
Operating expenses                        82.3      84.4
                                         -----     -----
Income from operations                    17.7      15.6
Interest expense                           3.7       4.2
Other expense (income)                    (0.7)     (1.5)
                                         -----     -----
Income before provision for
 income taxes                             14.7      12.9
Income tax expense                         5.0       4.2
                                         -----     -----
Net income                                 9.7%      8.8%
                                         =====     =====

Note:  Numbers may not add due to rounding.


Three Months Ended March 31, 1997 Compared with Three Months Ended March 31,
1996

Gross revenues increased by 101.3% to approximately $10,510,000 for the three months ended March 31, 1997 from approximately $5,221,000 for the three months ended March 31, 1996. Excluding revenues attributable to acquired businesses, gross revenues increased by 24.1% to approximately $5,625,000 for the three months ended March 31, 1997 from approximately $4,534,000 for the three months ended March 31, 1996.

Operating expenses increased by 96.2% to approximately $8,646,000 for the three months ended March 31, 1997 from approximately $4,406,000 for the three months ended March 31, 1996, due to the Company's expanded operations through its acquisitions. As a percentage of gross revenues, total operating expenses decreased to 82.3% from 84.4%. This reduction is attributable primarily to efficient utilization of personnel and resources, and absorption of fixed costs over a broader revenue base, resulting from the Company's integration of acquired businesses. The Company has also experienced an increase in the number of in-house contracts for the provision of radiology and cardiology services. These contracts typically generate higher profit margins than the other services provided by the Company.

Income from operations increased by 128.6% to approximately $1,864,000 for the three months ended March 31, 1997 from approximately $815,000 for the three months ended March 31, 1996. As a percentage of gross revenues, income from operations increased to 17.7% for the three months ended March 31, 1997 from 15.6% in the comparable prior year period. Interest expense increased by 78.4% to approximately $391,000 for the three months ended March 31, 1997 from approximately $219,000 for the three months ended March 31, 1996. This increase was attributable primarily to additional loan and lease liabilities assumed in connection with acquisitions in the fourth quarter of 1996.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES



Other income is primarily gain realized upon disposition of equipment at the end of its lease term, and interest earned on liquid investments.

Net income increased by 122.4% to approximately $1,021,000 for the three months ended March 31, 1997 from approximately $459,000 for the comparable prior year period. This increase is due primarily to increased revenues and continued consolidation resulting in efficient utilization of personnel and equipment.


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

DHS realized total net proceeds from the Secondary Offering of approximately $17,504,500. The net proceeds have been and will be used for acquisitions, capital expenditures, working capital and retirement of outstanding debt, including approximately $4,827,000 which was utilized to retire a portion of the indebtedness therefore outstanding under the Company's senior credit facilities with Texas Commerce Bank National Association (the "Bank"), and $1,000,000 utilized to retire subordinated promissory notes issued in a private placement in April 1996.

On July 24, 1996, the Company entered into an amended and increased credit facility (the "Credit Facility") with the Bank which permits borrowings of up to $20 million, including up to $17.5 million for acquisitions (the "Acquisition Facility") and up to $2.5 million for working capital (the "Working Capital Facility"). The Acquisition Facility will terminate on September 30, 2001 and the Working Capital Facility will terminate on September 30, 1998. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company (including the capital stock of the Company's subsidiaries) and bear interest at one of two variable rates selected by the Company based upon (i) the reserve adjusted LIBOR rate plus a margin ranging from 1.75% to 2.5%, or (ii) the greater of the Bank's prime rate or the federal funds rate plus 0.50%, plus a margin ranging from 0.25% to 1.00%. The Credit Facility requires ongoing compliance with certain financial covenants, including a maximum ratio of funded debt to adjusted earnings. As of May 13, 1997, the outstanding principal borrowings under the Credit Facility were in the amount of $6,121,094, all of which are deemed to be outstanding under the Acquisition Facility.

On February 14, 1997, the SEC declared effective the Company's Form S-3 Registration Statement relating to an offering of 1,791,150 Warrant Shares, which are issuable upon exercise of (i) 1,375,000 Redeemable Common Stock Purchase Warrants (the "Public Warrants") issued in connection with the Company's 1993 initial public offering (the "IPO"), (ii) 316,150 underwriter warrants issued in connection with the IPO (the "Underwriters' Warrants"), and
(iii) 100,000 warrants issued in connection with the Company's private placement in April 1996 (the "Bridge Warrants") of which 2,500 had been exercised prior to the effectiveness of the registration. On February 18, 1997, the Company called all of the Public Warrants for redemption.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES



The Warrants are exercisable at prices ranging from $7.50 per share to $5.48 per share. In the three months ended March 31, 1997, an aggregate of 1,353,032 Public Warrants and 40,000 Bridge Warrants were exercised. The Company will not receive any proceeds from the sale of the Warrant Shares, although the Company did receive proceeds from the exercise of the Warrants. Net proceeds to the Company were approximately $8,423,993 from such exercise of Public Warrants and $250,000 from such exercise of Bridge Warrants. The remaining 21,968 Public Warrants have been redeemed by the Company for $.05 per Public Warrant.

Based on the Company's operating plan, management believes that available resources and funds generated from operations will be sufficient to meet the Company's operating requirements and to fund proposed expansion of the Company's business through the close of the Company's fiscal year ending December 31, 1997.


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



Items 1-5. Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits to this report:

Exhibit 1:  Computation re: Computation of Earnings Per Share

(b) The Company did not file any reports on Form 8-K during the quarterly period ended March 31, 1997.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES



                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       DIAGNOSTIC HEALTH SERVICES, INC.







                             /s/ MAX W. BATZER
----------------------------------------------
                                 Max W. Batzer
Chairman, Chief Executive Officer and Director


                            /s/ BRAD A. HUMMEL
----------------------------------------------
                                Brad A. Hummel
           President, Chief Operating Officer,
        Principal Financial Officer, Principal
               Accounting Officer and Director


                               /s/ BO W. LYCKE
----------------------------------------------
                                   Bo W. Lycke
                                      Director



                           Date:  May 14, 1997