Form 10QSB
period 1997-06-30
DIAGNOSTIC HEALTH SERVICES INC /DE/
filed 1997-08-13
CIK 895659

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                      ----------------------------------
                                  FORM 10-QSB

            [ X ] Quarterly Report pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1997

            [   ] Quarterly report pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                  For the transition period from ______ to ______

                         Commission File Number 0-21758

                         ------------------------------

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

              --------------------------------------------------

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

As of June 30, 1997, there were 9,884,314 issued and 9,651,055 shares outstanding of Registrant's common stock, $.001 per value.

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES

                        QUARTERLY REPORT ON FORM 10-QSB

                                     INDEX



PART I.  FINANCIAL INFORMATION                                   PAGE NO.

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheet - June 30, 1997                          2-3

Consolidated Statements of Operations
Six months ended June 30, 1997 and 1996                               4

Consolidated Statements of Operations
Three months ended June 30, 1997 and 1996                             5

Consolidated Statements of Stockholders' Equity
June 30, 1997                                                         6

Consolidated Statements of Cash Flows
Six months ended June 30, 1997 and 1996                               7

Consolidated Statements of Cash Flows
Three months ended June 30, 1997 and 1996                             8

Notes to Consolidated Financial Statements                         9-12

Item 2.  Management's Discussion and Analysis or
Plan of Operation                                                 13-16


PART II.  OTHER INFORMATION                                          17

Signatures                                                           18

Item 6. Exhibits and Reports on Form 8-K                             19

Exhibit 1 - Statement re:  computation of per share earnings         20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                    Consolidated Balance Sheet (Unaudited)
                                 June 30, 1997

                                    ASSETS
                                    ------


CURRENT ASSETS:
  Cash and cash equivalents                                 $ 10,091,518
  Short term investments                                              --
  Accounts receivable:
         Trade, net of allowance for doubtful
            accounts                                          14,632,750
         Accrued interest and other                              609,263
         Stockholders                                             43,558
         Employees                                               305,101
  Contract receivables - current                               1,382,154
  Deferred federal income taxes                                   57,876
  Prepaid expenses and other                                   1,984,375
                                                             -----------

     TOTAL CURRENT ASSETS                                     29,106,595
                                                             -----------

PROPERTY & EQUIPMENT:
  Office furniture & equipment                                 1,535,470
  Machinery & service equipment                               33,522,827
  Leasehold improvements                                          80,733
       Less: Accumulated depreciation and amortization        (7,117,736)
                                                             -----------

         TOTAL PROPERTY & EQUIPMENT                           28,021,294
                                                             -----------

OTHER ASSETS:
  Deposits and other assets                                    3,487,556
  Deferred offering/acquisition                                  470,774
  Contract receivables - long-term                             2,709,084
  Goodwill                                                    29,513,229
  Noncompete agreements                                        3,746,818
       Less: Accumulated amortization                         (2,193,490)
                                                             -----------

     TOTAL OTHER ASSETS                                       37,733,971
                                                             -----------

TOTAL ASSETS                                                 $94,861,860
                                                             ===========

                      LIABILITIES & STOCKHOLDERS' EQUITY
                      ----------------------------------

CURRENT LIABILITIES:
 Accounts payable                                             $ 2,122,989
 Accrued liabilities                                            1,644,969
 Current lease obligations                                      4,067,028
 Current portion of long-term debt                              1,658,297
 Deferred liability                                               500,000
 Notes payable                                                         --
 Current income taxes                                           1,422,622
                                                              -----------

   TOTAL CURRENT LIABILITIES                                   11,415,905

Long-term lease obligations                                    12,222,971
Long-term debt                                                  4,893,200
Sr. Subordinated notes                                         20,000,000
Deferred rent                                                     152,627
Deferred liability                                              1,000,000
Other liabilities                                               2,402,002
Deferred income taxes                                           1,057,779
                                                              -----------

     TOTAL LIABILITIES                                         53,144,484
                                                              -----------

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value, authorized
  15,000,000 shares;  issued 9,884,314
  shares and outstanding 9,651,055 shares                           9,884
 Preferred stock, $.001 par value: authorized
  3,000,000 shares; issued and outstanding 648,986 shares;
     $4,542,903 liquidation preference                                649
 Additional paid-in capital                                    36,971,336
 Retained earnings                                              4,950,225
 Foreign currency translation                                      (3,567)
 Stockholder receivable                                          (103,500)
 Treasury stock (at cost)                                        (107,651)
                                                              -----------

TOTAL STOCKHOLDERS' EQUITY                                     41,717,376
                                                              -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $94,861,860
                                                              ===========

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)



                                       SIX MONTHS ENDED JUNE 30,
                                      ----------------------------
                                          1997          1996
                                      ------------   -------------
REVENUES:
 Gross revenues                       $23,042,652    $10,573,587
                                      -----------    -----------

EXPENSES:
 General & administrative                 986,890        593,308
 Salaries & employee benefits          10,493,117      5,370,342
 Legal & professional                     113,154         51,635
 Rent & utilities                         515,108        158,906
 Taxes & insurance                        215,986        179,967
 Technical operating expenses           3,062,121      1,429,844
 Provision for doubtful accounts          275,519         (3,068)
 Depreciation and amortization          2,590,231        982,827
                                      -----------    -----------
  TOTAL OPERATING EXPENSES             18,252,126      8,763,761
                                      -----------    -----------

INCOME FROM OPERATIONS                  4,790,526      1,809,826
                                      -----------    -----------

OTHER INCOME (EXPENSE):
 Other income                             224,333        161,271
 Interest expense                      (1,404,206)      (520,859)
                                      -----------    -----------
  TOTAL OTHER INCOME (EXPENSE)         (1,179,873)      (359,588)
                                      -----------    -----------

INCOME BEFORE INCOME TAXES              3,610,653      1,450,238

PROVISION FOR FEDERAL INCOME TAXES      1,227,622        459,276
                                      -----------    -----------

NET INCOME                            $ 2,383,031    $   990,962
                                      ===========    ===========

EARNINGS PER SHARE :
 Primary                              $      0.23    $      0.16
                                      ===========    ===========
 Fully diluted                        $      0.21    $      0.15
                                      ===========    ===========

Weighted average common shares -
  primary                              10,336,096      6,197,175
                                      ===========    ===========

Weighted average common shares -
  fully diluted                        11,125,739      6,480,446
                                      ===========     ===========


                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)

                                    THREE MONTHS ENDED JUNE 30,
                                    --------------------------
                                        1997          1996
                                    ------------  ------------
REVENUES:
 Gross revenues                      $12,532,676  $5,352,106
                                     -----------  ----------

EXPENSES:
 General & administrative                439,616     275,705
 Salaries & employee benefits          5,444,905   2,736,861
 Legal & professional                     62,147      17,848
 Rent & utilities                        315,836      82,258
 Taxes & insurance                       109,725     101,759
 Technical operating expenses          1,632,034     659,322
 Provision for doubtful accounts         173,778       2,651
 Depreciation and amortization         1,428,099     481,355
                                     -----------  ----------
  TOTAL OPERATING EXPENSES             9,606,140   4,357,759
                                     -----------  ----------

INCOME FROM OPERATIONS                 2,926,536     994,347
                                     -----------  ----------

OTHER INCOME (EXPENSE):
 Other income                            150,455      81,919
 Interest expense                     (1,012,750)   (301,404)
                                     -----------  ----------
  TOTAL OTHER INCOME (EXPENSE)          (862,295)   (219,485)
                                     -----------  ----------

INCOME BEFORE INCOME TAXES             2,064,241     774,862

PROVISION FOR FEDERAL INCOME TAXES       701,842     242,735
                                     -----------  ----------

NET INCOME                           $ 1,362,399  $  532,127
                                     ===========  ==========

EARNINGS PER SHARE :
 Primary                             $      0.13  $     0.08
                                     ===========  ==========
 Fully diluted                       $      0.12  $     0.08
                                     ===========  ==========
Weighted average common shares -
 primary                              10,804,493   6,551,889
                                     ===========  ==========
Weighted average common shares -
 fully diluted                        11,594,136   6,733,704
                                     ===========  ==========

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
          Consolidated Statement of Stockholders' Equity (Unaudited)
                    For the Six Months Ended June 30, 1997

                                                    Additional                  Foreign
                                  Common Preferred   Paid-in       Retained    Currency   Stockholder   Treasury
                                  Stock    Stock     Capital       Earnings   Translation Receivable     Stock         Total
                                  ----------------------------------------------------------------------------------------------
Balance, January 1, 1997           $8,401    $649   $27,617,425    $2,567,195    ($5,900)   ($103,500)  ($107,651)  $29,976,619

Net Income                                                          2,383,030                                         2,383,030

Warrants exercised                  1,392             8,661,177                                                       8,662,569

Foreign currency translation                                                       2,333                                  2,333

Shares issued in connection
with the UDS acquisition:              87               689,913                                                         690,000

Stock options exercised                 4                 2,821                                                           2,825


                                  ---------------------------------------------------------------------------------------------
Balance, June 30, 1997             $9,884    $649   $36,971,336    $4,950,225    ($3,567)   ($103,500)  ($107,651)  $41,717,376
                                  =============================================================================================



                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)

                                                       Six Months Ended June 30,
                                                    ------------------------------
                                                         1997            1996
                                                    -------------   --------------
Cash Flows from Operations:
 Net income                                         $  2,383,031      $   990,962
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operations:
 Depreciation and amortization                         2,590,231          982,826
 Deferred federal income taxes                                --               --
 Increase (decrease) in deferred rent expense             (2,799)          11,151
 Foreign currency translation adjustments                  2,333              (96)
 Increase in trade receivable                         (3,904,982)        (609,119)
 Increase in contracts receivable                     (1,034,505)      (1,340,159)
 Increase in prepaid expenses                           (624,779)        (411,102)
 Increase in other assets                             (1,775,515)        (192,186)
 Increase (decrease) in accounts payable                 127,294         (533,075)
 Increase in accrued liabilities                         108,334          208,897
 Increase in income taxes payable                      1,227,622          459,276
 Increase in other liabilities                         1,623,556          274,452
                                                    ------------     ------------
NET CASH PROVIDED BY OPERATIONS                          719,821         (158,173)
                                                    ------------     ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
 Decrease in cash investments                          5,000,000               --
 Cash payments for the purchase of  property            (910,015)        (337,659)
 Acquisition of businesses net of cash acquired      (14,357,147)        (114,575)
 Additional subsidiary acquisition costs                (828,667)         (62,778)
 (Increase) decrease in other receivables                 92,175          (78,296)
 Increase in employee receivables                       (119,209)         (70,149)
 Increase in stockholder receivable                       (3,105)          (3,105)
                                                    ------------     ------------
NET CASH (USED IN) PROVIDED BY INVESTING
       ACTIVITIES                                    (11,125,968)        (666,562)
                                                    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                8,665,394       15,429,332
 Proceeds from stock subscription receivable                  --            7,259
 Proceeds from issuance of bridge loans                       --        2,000,000
 Proceeds from issuance of sr. subordinated debt      20,000,000               --
 Deferred financing costs                               (745,060)              --
 Net (payments) on line of credit                     (1,572,000)        (700,000)
 Net paydown on line of credit                               --        (6,024,929)
 Proceeds from bank loans                                    --                --
 Principal payments on long term-debt                 (4,712,664)              --
 Principal payments on capital lease obligations      (1,367,552)        (464,524)
                                                    ------------     ------------
NET CASH (USED IN) PROVIDED BY FINANCING
 ACTIVITIES                                           20,268,118       10,247,138
                                                    ------------     ------------

NET INCREASE (DECREASE) IN CASH                        9,861,971        9,422,403
CASH BALANCE, BEGINNING OF PERIOD                        229,547          705,179
                                                    ------------     ------------
CASH BALANCE, END OF PERIOD                         $ 10,091,518     $ 10,127,582
                                                    ============     ============

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)


                                                         Three Months Ended June 30,
                                                       ------------------------------
                                                            1997            1996
                                                       -------------    -------------
CASH FLOWS FROM OPERATIONS:
 Net income                                             $ 1,362,399    $   532,127
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operations:
 Depreciation and amortization                            1,428,099        481,355
 Deferred rent expense                                       (1,687)          (913)
 Foreign currency translation                                   (17)           (45)
 Increase in trade receivable                            (3,639,038)       (61,061)
 Increase in contracts receivable                          (623,072)      (655,056)
 (Increase) decrease in prepaid expenses                     56,634       (216,591)
 (Increase) decrease in other assets                       (669,463)       171,393
 Decrease in accounts payable                               (37,546)      (867,230)
 Decrease in accrued liabilities                         (4,980,004)      (403,165)
 Increase in income taxes payable                           701,842        242,735
 Increase in other liabilities                            1,008,786         47,923
                                                        -----------    -----------
NET CASH PROVIDED BY (USED IN) OPERATIONS                (5,393,067)      (728,528)
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash payments for the purchase of  property               (560,229)      (245,186)
 Acquisition of businesses net of cash acquired                  --        (85,181)
 Additional subsidiary acquisition costs                   (679,715)       (36,699)
 Increase in other receivables                              (45,681)       (88,580)
 Increase in employee receivables                           (80,092)       (67,429)
 Increase in stockholder receivable                          (1,553)        (1,552)
                                                         -----------   -----------
NET CASH PROVIDED BY (USED IN) INVESTING
       ACTIVITIES                                        (1,367,270)      (524,627)
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                       2,825     15,429,332
 Proceeds from stock subscription receivable                     --          7,259
 Proceeds from issuance of bridge loans                          --      2,000,000
 Net paydown on line of credit                           (2,287,000)      (910,000)
 Proceeds from issuance of sr. subordinated debt         20,000,000            --
 Deferred finance costs                                    (745,060)           --
 Principal payments on long-term debt                    (8,110,504)    (5,721,637)
 Principal payments on capital lease obligations           (876,397)      (254,361)
                                                        -----------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                               7,983,864     10,550,593
                                                        -----------    -----------

NET INCREASE (DECREASE) IN CASH                           1,223,527      9,297,438
CASH BALANCE, BEGINNING OF PERIOD                         8,867,991        830,144
                                                        -----------    -----------
CASH BALANCE, END OF PERIOD                             $10,091,518    $10,127,582
                                                        ===========    ===========


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

On July 5, 1996, the investment banking firm of Rodman & Renshaw, Inc., as representative of the several underwriters in the Secondary Offering, exercised their over-allotment option to purchase from the Company an additional 400,000 shares of common stock. The additional net proceeds to the Company were $2,524,500.

The Company realized total net proceeds from the Secondary Offering of approximately $17,497,000. Such net proceeds have been and will be used for acquisitions, capital expenditures, working capital and retirement of outstanding debt.

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

The Warrants are exercisable at prices ranging from $7.50 per share to $5.48 per share. In the six months ended June 30, 1997, an aggregate of 1,353,032
Public Warrants and 40,000 Bridge Warrants were exercised. The Company will not receive any proceeds from the sale of the Warrant Shares, although the Company did receive proceeds from the exercise of the Warrants. Net proceeds to the Company were approximately $8,423,993 from such exercise of Public Warrants and $250,000 from such exercise of Bridge Warrants. The remaining 21,968 Public Warrants have been redeemed by the Company for $.05 per Public Warrant.

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

Effective March 1, 1997, the Company, through its SoCal Diagnostic Services, Inc. subsidiary ("SoCal"), purchased substantially all of the operating assets of the ultrasound division of Diagnostic Imaging Services, Inc. ("DIS"). The acquired business includes a mobile/fixed ultrasound business serving clients in San Diego, Orange and Los Angeles Counties of California. The purchase price paid was $6,519,475 (subject to post-closing adjustment), which was paid entirely in cash. In addition, SoCal assumed capital lease obligations, financing agreements and other commitments related to the fixed assets purchased in the aggregate principal amount of $1,519,261.

On April 17, 1997 (effective as of March 1, 1997), the Company, through its SoCal subsidiary, acquired all of the issued and outstanding capital stock of DIS (which, together with its wholly-owned subsidiaries, Diagnostic Imaging Services, Inc. I and Santa Monica Imaging Center Limited Partnership, are collectively referred to herein as the "DIS Companies"), whose business consists primarily of the ownership and operation of four (4) hospital-based magnetic resonance imaging (MRI) centers located in southern California. The purchase price for the stock of DIS was $9,083,865 (subject to post-closing adjustment), of which $7,583,865 was paid in cash, and the remaining $1,500,000 of which is payable either in cash or (at the seller's option) in common stock of the Company (valued at $7.615 per share) in three equal annual installments of $500,000 each on April 17 of each of 1998, 1999 and 2000. In addition, the DIS Companies were acquired subject to capital lease obligations, financing agreements and other commitments in respect of fixed assets of the business in the aggregate principal amount of $6,046,755.

The funds utilized to pay the cash portion of the purchase price in this transaction were obtained through the simultaneous issuance and sale by the Company to The Prudential Insurance Company of America ("Prudential") of $20,000,000 in principal amount of senior subordinated promissory notes of the Company (the "Notes"). The Notes bear interest at a fixed rate of 10.5% per annum (payable quarterly), and mature as to principal in equal one-third installments on April 17 of each of 2003, 2004 and 2005. The notes may be prepaid at the Company's option (subject to certain "make-whole" prepayment premiums in respect of the remaining stated term of the Notes), and the Company may be required (at the Noteholders' option) to purchase the Notes in the event of a change in control of the Company. In addition to application to the payment of the cash portion of the purchase price for the stock of DIS, the net proceeds from the issuance and sale of the Notes were utilized to repay $5,500,000 in borrowings obtained under the Company's senior credit facilities with Texas Commerce Bank National Association (the "Bank") (utilized in connection with the Company's March 1997 acquisition of the ultrasound business of DIS), and for short-term investments pending other use of such net proceeds.

In connection with the issuance of the Notes, the Company paid Prudential a fee in the amount of $54,590, and issued to Prudential a five-year redeemable common stock purchase warrant (with piggyback registration rights)

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

for 60,000 shares of common stock of the Company at an exercise price of $12.25 per share. In addition, the Company paid to Prudential Securities, Inc. (as placement agent) a fee in the amount of $690,470.

NOTE 5. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for the six months ended June 30, 1997 for interest was approximately $1,404 ,000.

The Company acquired assets in exchange for the issuance of common stock and the assumption of various liabilities in connection with the acquired businesses. Cash and noncash investing and financing activities related to the acquisitions consisted of the following:

      Assets acquired                     $24,536,692
      Liabilities assumed                  (9,343,352)
      Common stock issued                    (690,000)
                                          -----------
      Total cash paid                      14,503,340
      Fees and expenses                             -
      Less cash acquired                     (146,192)
                                          -----------
      Net cash paid                       $14,357,148
                                          ===========

The Company also recognized assets and obligations under noncompete agreements of approximately $2,160,000 for the six months ended June 30, 1997.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

Item 2.  Management's Discussion and Analysis or Plan of Operations

RESULTS OF OPERATIONS

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated:

                                           Three Months Ended
                                                June 30,
                                         ----------------------
                                            1997        1996
                                         ----------   ---------
Gross revenues                              100.0 %    100.0 %

Operating expenses                           76.6       81.4
                                            -----      -----
Income from operations                       23.4       18.6

Interest expense                              8.1        5.6

Other expense (income)                       (1.2)      (1.5)
                                            -----      -----
Income before provision for income taxes     16.5       14.5

Income tax expense                            5.6        4.5
                                            -----      -----
Net income                                   10.9 %      9.9 %
                                            =====      =====

Note: Numbers may not add due to rounding.

Three Months Ended June 30, 1997 Compared with Three Months Ended June 30, 1996

Gross revenues increased by 134% to approximately $12,532,000 for the three months ended June 30, 1997 from approximately $5,352,000 for the three months ended June 30, 1996. Excluding revenues attributable to acquired businesses, gross revenues increased by 15.9% to approximately $6,203,000 for the three months ended June 30, 1997 from approximately $5,352,000 for the three months ended June 30, 1996.

Operating expenses increased by 120% to approximately $9,606,000 for the three months ended June 30, 1997 from approximately $4,358,000 for the three months ended June 30, 1996, due to the Company's expanded operations through its acquisitions. As a percentage of gross revenues, total operating expenses decreased to 77% from 81%. This reduction is attributable primarily to efficient utilization of personnel and resources, and absorption of fixed costs over a broader revenue base, resulting from the Company's integration of acquired businesses. The Company has also experienced an increase in the number of in-house contracts for the provision of radiology and cardiology services. These contracts typically generate higher profit margins than the other services provided by the Company.

Income from operations increased by 194% to approximately $2,926,000 for the three months ended June 30, 1997 from approximately $994,000 for the three months ended June 30, 1996. As a percentage of gross revenues, income from operations increased to 23% for the three months ended June 30, 1997 from 19% in the comparable prior year period. Interest expense increased by 236% to approximately $1,013,000 for the three months ended June 30, 1997 from approximately $301,000 for the three months ended June 30, 1996. This increase was attributable primarily to additional loan and lease liabilities assumed in connection with acquisitions in the fourth quarter of 1996, and the issuance of $20 million in senior subordinated debt in the second quarter of 1997.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES


Other income is primarily gain realized upon disposition of equipment at the end of its lease term, and interest earned on liquid investments.

Net income increased by 156% to approximately $1,362,000 for the three months ended June 30, 1997 from approximately $532,000 for the comparable prior year period. This increase is due primarily to increased revenues and continued consolidation resulting in efficient utilization of personnel and equipment.

Six Months Ended June 30, 1997 Compared with Six Months Ended June 30, 1996

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated:

                                           Six Months Ended
                                                June 30,
                                         ----------------------
                                            1997        1996
                                         ----------   ---------
Gross revenues                              100.0 %    100.0 %

Operating expenses                           79.2       82.9
                                            -----      -----
Income from operations                       20.8       17.1

Interest expense                              6.1        4.9

Other expense (income)                       (1.0)      (1.5)
                                            -----      -----
Income before provision for income taxes     15.7       13.7

Income tax expense                            5.3        4.3
                                            -----      -----
Net income                                   10.3 %      9.4 %
                                            =====      =====


Note: Numbers may not add due to rounding.


Gross revenues increased by 118% to approximately $23,043,000 for the six months ended June 30, 1997 from approximately $10,574,000 for the six months ended June 30, 1996. Excluding revenues attributable to acquired businesses, gross revenues increased by 14.3% to approximately $12,083,000 for the six months ended June 30, 1997 from approximately $10,574,000 for the six months ended June 30, 1996.

Operating expenses increased by 108% to approximately $18,252,000 for the six months ended June 30, 1997 from approximately $8,764,000 for the six months ended June 30, 1996, due to the Company's expanded operations. As a percentage of gross revenues, total operating expenses decreased to 79% from 83%. This reduction is attributable primarily to efficient utilization of personnel and resources resulting from the Company's integration of acquired businesses. The Company has also experienced an increase in the number of in-house contracts for the provision of radiology and cardiology services. These contracts typically generate higher profit margins than the other services provided by the Company.

Income from operations increased by 165% to approximately $4,791,000 for the six months ended June 30, 1997 from approximately $1,810,000 for the six months ended June 30, 1996. As a percentage of

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

gross revenues, income from operations increased to 21% for the six months ended June 30, 1997 from 17% for the six months ended June 30, 1996.

Interest expense increased by 170% to approximately $1,404,000 for the six months ended June 30, 1997 from approximately $521,000 for the six months ended June 30, 1996, which was attributable primarily to additional loan and lease liabilities assumed in connection with acquisitions and the issuance of $20 million in senior subordinated debt in the second quarter of 1997.

Other income is primarily interest earned on liquid investments.

The Company's federal income tax net operating loss carryforwards were fully utilized subsequent to the second quarter of 1995, and the Company recorded a provision for federal income taxes of approximately $1,228,000 for the six months ended June 30, 1997.

Net income increased by 140% to approximately $2,383,000 for the six months ended June 30, 1997 from approximately $991,000 for the six months ended June 30, 1996. This increase is due primarily to increased revenues and continued consolidation resulting in efficient utilization of personnel and equipment and internal growth of approximately 14.3%.


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

On July 5, 1996, the investment banking firm of Rodman & Renshaw, Inc., as representative of the several underwriters in the Secondary Offering, exercised their over-allotment option to purchase from the Company an additional 400,000 shares of common stock. The additional net proceeds to the Company were $2,524,500.

The Company realized total net proceeds from the Secondary Offering of approximately $17,504,500. The net proceeds have been and will be used for acquisitions, capital expenditures, working capital and retirement of outstanding debt, including approximately $4,827,000 which was utilized to retire a portion of the indebtedness therefore outstanding under the Company's senior credit facilities with Texas Commerce Bank National Association (the "Bank"), and $1,000,000 utilized to retire subordinated promissory notes issued in a private placement in April 1996 .

On July 24, 1996, the Company entered into an amended and increased credit facility (the "Credit Facility") with the Bank which permits borrowings of up to $20 million, including up to $17.5 million for acquisitions (the "Acquisition Facility") and up to $2.5 million for working capital (the "Working Capital Facility"). The Acquisition Facility will terminate on September 30, 2001 and the Working Capital Facility will terminate on September 30, 1998. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company (including the capital stock of the Company's subsidiaries) and bear interest at one of two variable rates selected by the Company based upon (i) the reserve adjusted LIBOR rate plus a margin ranging from 1.75% to 2.5%, or (ii) the greater of the Bank's prime rate or the federal funds rate plus 0.50%, plus a margin ranging from 0.25% to 1.00%. The Credit Facility requires ongoing compliance with certain financial covenants, including a maximum ratio of funded debt to adjusted earnings. As of August 13, 1997, the outstanding principal

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

borrowings under the Credit Facility were in the amount of $6,121,094 all of which are deemed to be outstanding under the Acquisition Facility.

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

The Warrants are exercisable at prices ranging from $7.50 per share to $5.48 per share. In the six months ended June 30, 1997, an aggregate of 1,353,032 Public Warrants and 40,000 Bridge Warrants were exercised. The Company will not receive any proceeds from the sale of the Warrant Shares, although the Company did receive proceeds from the exercise of the Warrants. Net proceeds to the Company were approximately $8,423,993 from such exercise of Public Warrants and $250,000 from such exercise of Bridge Warrants. The remaining 21,968 Public Warrants have been redeemed by the Company for $.05 per Public Warrant.

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


Items 1-5. Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits to this report:

Exhibit 1:  Computation re: Computation of Earnings Per Share

(b) The Company filed the following reports on Form 8-K during the quarterly period ended June 30, 1997.

       1. On April 4, 1997, the Company filed a current report on Form 8-K relating to the acquisition of the ultrasound division of DIS; and the Company filed an amendment to such report on June 20, 1997.

       2. On May 2, 1997, the Company filed a current report on Form 8-K relating to the acquisition of the capital stock of DIS; and the Company filed an amendment to such report on July 1, 1997.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        DIAGNOSTIC HEALTH SERVICES, INC.




                                                               /s/ MAX W. BATZER
                                 -----------------------------------------------
                                                                  Max W. Batzer
                                  Chairman, Chief Executive Officer and Director


                                                              /s/ BRAD A. HUMMEL
                                 -----------------------------------------------
                                                                  Brad A. Hummel
                                 President, Chief Operating Officer and Director


                                                       /s/ CHRISTOPHER L. TURNER
                                 -----------------------------------------------
                                                           Christopher L. Turner
                                                         Chief Financial Officer



                                                          Date:  August 13, 1997