Form 10QSB
period 1997-09-30
DIAGNOSTIC HEALTH SERVICES INC /DE/
filed 1997-11-13
CIK 895659

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           ------------------------
                                  FORM 10-QSB

            [ X ] Quarterly Report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1997

            [   ]  Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
              For the transition period from            to
                                             -----------  ----------

                        Commission File Number 0-21758

                       --------------------------------

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

                       --------------------------------

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

                             Yes    X     No
                                 --------    --------

         Applicable only to issuers involved in bankruptcy proceedings
                          During the past five years.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                             Yes          No
                                 --------    --------


As of November 11, 1997, there were 10,236,828 issued and 10,003,569 shares outstanding of Registrant's common stock, $.001 per value.

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES

                        QUARTERLY REPORT ON FORM 10-QSB

                                     INDEX

PART I.  Financial Information                                          PAGE NO.

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheet - September 30, 1997                              2-3

Consolidated Statements of Operations
 Nine months ended September 30, 1997 and 1996                                 4

Consolidated Statements of Operations
 Three months ended September 30, 1997 and 1996                                5

Consolidated Statements of Stockholders' Equity
 September 30, 1997                                                            6

Consolidated Statements of Cash Flows
 Nine months ended September 30, 1997 and 1996                                 7

Consolidated Statements of Cash Flows
 Three months ended September 30, 1997 and 1996                                8

Notes to Consolidated Financial Statements                                  9-12

Item 2.  Management's Discussion and Analysis or
 Plan of Operation                                                         13-16


PART II.  Other Information                                                   17

Signatures                                                                    18

Item 6. Exhibits and Reports on Form 8-K                                      19

Exhibit 1 - Statement re: computation of per share earnings                   20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                    Consolidated Balance Sheet (Unaudited)
                              September 30, 1997

                                    ASSETS
                                    ------

Current Assets:
  Cash and cash equivalents                                        $ 8,270,287
  Short term investments                                                    --
  Accounts receivable:
   Trade, net of allowance for doubtful accounts                    16,750,124
          Accrued interest and other                                   551,794
          Stockholders                                                  45,111
          Employees                                                    266,013
  Contract receivables - current                                     1,759,306
  Deferred federal income taxes                                         57,876
  Prepaid expenses and other                                         2,238,845
                                                                   -----------

     Total Current Assets                                           29,939,356
                                                                   -----------

PROPERTY & EQUIPMENT:
  Office furniture & equipment                                       1,718,684
  Machinery & service equipment                                     34,397,465
  Leasehold improvements                                               104,363
       Less: Accumulated depreciation and amortization              (8,497,611)
                                                                   -----------

       Total Property & Equipment                                   27,722,901
                                                                   -----------

OTHER ASSETS:
  Deposits and other assets                                          4,240,371
  Deferred offering/acquisition                                        598,362
  Contract receivables - long-term                                   4,833,869
  Goodwill                                                          30,828,880
  Noncompete agreements                                              3,746,818
     Less: Accumulated amortization                                 (2,795,878)
                                                                   -----------

     Total Other Assets                                             41,452,422
                                                                   -----------

TOTAL ASSETS                                                       $99,114,679
                                                                   ===========

                      LIABILITIES & STOCKHOLDERS' EQUITY
                      ----------------------------------

Current Liabilities:
 Accounts payable                                                 $  2,254,613
 Accrued liabilities                                                 3,011,944
 Current lease obligations                                           4,106,444
 Current portion of long-term debt                                   1,632,897
 Deferred liability                                                    500,000
 Notes payable                                                              --
 Current income taxes                                                2,177,378
                                                                  ------------

   Total Current Liabilities                                        13,683,276

Long-term lease obligations                                         11,208,131
Long-term debt                                                       4,850,406
Sr. Subordinated notes                                              20,000,000
Deferred rent                                                          150,940
Deferred liability                                                   1,000,000
Other liabilities                                                    3,069,209
Deferred income taxes                                                1,057,779
                                                                  ------------

     TOTAL LIABILITIES                                              55,019,741
                                                                  ------------

Stockholders' Equity:
 Common stock, $.001 par value, authorized
  15,000,000 shares;  issued 10,144,192
  shares and outstanding 9,910,933 shares                               10,144
 Preferred stock, $.001 par value: authorized
  3,000,000 shares; issued and outstanding 648,986 shares;
  $4,542,903 liquidation preference                                        649
 Additional paid-in capital                                         37,844,296
 Retained earnings                                                   6,455,143
 Foreign currency translation                                           (4,143)
 Stockholder receivable                                               (103,500)
 Treasury stock (at cost)                                             (107,651)
                                                                  ------------

TOTAL STOCKHOLDERS' EQUITY                                          44,094,938
                                                                  ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $ 99,114,679
                                                                  ============

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)

                                                    Nine Months Ended September 30,
                                                   ---------------------------------
                                                        1997                1996
                                                   --------------      -------------
Revenues:
 Gross revenues                                    $   37,932,629      $  16,747,158
                                                   --------------      -------------

Expenses:
 General & administrative                               1,622,878            925,005
 Salaries & employee benefits                          17,159,775          8,264,697
 Legal & professional                                     183,707             86,594
 Rent & utilities                                         855,535            267,995
 Taxes & insurance                                        377,983            301,887
 Technical operating expenses                           4,914,974          2,315,353
 Provision for doubtful accounts                          458,420             (1,458)
 Depreciation and amortization                          4,219,391          1,639,441
                                                   --------------      -------------
  Total operating expenses                             29,792,663         13,799,514
                                                   --------------      -------------

Income from operations                                  8,139,966          2,947,644
                                                   --------------      -------------

Other income (expense):
 Other income                                             304,293            246,111
 Interest expense                                      (2,550,911)          (663,785)
                                                   --------------      -------------
  Total other income (expense)                         (2,246,618)          (417,674)
                                                   --------------      -------------

INCOME BEFORE INCOME TAXES                              5,893,348          2,529,970

Provision for Federal Income Taxes                      2,005,400            809,590
                                                   --------------      -------------

NET INCOME                                         $    3,887,948      $   1,720,380
                                                   ==============      =============

Earnings per share :
 Primary                                           $         0.37      $        0.24
                                                   ==============      =============
 Fully diluted                                     $         0.34      $        0.22
                                                   ==============      =============

Weighted average common shares - primary               10,420,717          7,165,006
                                                   ==============      =============
Weighted average common shares - fully diluted         11,523,265          7,777,781
                                                   ==============      =============

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)

                                                 Three Months Ended September 30,
                                                ----------------------------------
                                                      1997              1996
                                                -----------------  ---------------
Revenues:
 Gross revenues                                      $14,889,977       $6,173,571
                                                     -----------       ----------

Expenses:
 General & administrative                                635,988          331,697
 Salaries & employee benefits                          6,666,658        2,894,355
 Legal & professional                                     70,553           34,959
 Rent & utilities                                        340,427          109,089
 Taxes & insurance                                       161,997          121,919
 Technical operating expenses                          1,852,853          885,509
 Provision for doubtful accounts                         182,901            1,610
 Depreciation and amortization                         1,629,160          656,615
                                                     -----------       ----------
  Total operating expenses                            11,540,537        5,035,753
                                                     -----------       ----------

Income from operations                                 3,349,440        1,137,818
                                                     -----------       ----------

Other income (expense):
 Other income                                             79,960           84,840
 Interest expense                                     (1,146,705)        (142,926)
                                                     -----------       ----------
  Total other income (expense)                        (1,066,745)         (58,086)
                                                     -----------       ----------

INCOME BEFORE INCOME TAXES                             2,282,695        1,079,732

Provision for Federal Income Taxes                       777,778          350,314
                                                     -----------       ----------

NET INCOME                                           $ 1,504,917       $  729,418
                                                     ===========       ==========

Earnings per share:
 Primary                                                   $0.14            $0.08
                                                     ===========       ==========
 Fully diluted                                             $0.13            $0.08
                                                     ===========       ==========

Weighted average common shares - primary              11,020,041        9,072,468
                                                     ===========       ==========
Weighted average common shares - fully diluted        11,950,507        9,591,654
                                                     ===========       ==========

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
          Consolidated Statement of Stockholders' Equity (Unaudited)
                 For the Nine Months Ended September 30, 1997

                                                       Additional                   Foreign
                                  Common   Preferred    Paid-in       Retained     Currency    Stockholder   Treasury
                                  Stock      Stock      Capital       Earnings    Translation  Receivable     Stock        Total
                                 ---------------------------------------------------------------------------------------------------
Balance, January 1, 1997          $ 8,401      $649   $27,617,425    $2,567,195      $(5,900)   $(103,500)  $(107,651)  $29,976,619

Net Income                                                            3,887,948                                           3,887,948

Warrants exercised                  1,442               8,973,627                                                         8,975,069

Foreign currency translation                                                           1,757                                  1,757

Shares issued in connection
with the UDS acquisition:              87                 689,913                                                           690,000

Stock options exercised               214                 563,331                                                           563,545


                                 ---------------------------------------------------------------------------------------------------
Balance, September 30, 1997       $10,144      $649   $37,844,296    $6,455,143      $(4,143)   $(103,500)  $(107,651)  $44,094,938
                                 ===================================================================================================

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)

                                                     Nine Months Ended September 30,
                                                    ---------------------------------
                                                          1997             1996
                                                    ----------------  ---------------
Cash Flows from Operations:
 Net income                                            $  3,887,948      $ 1,720,380
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operations:
 Depreciation and amortization                            4,219,391        1,639,442
 Increase (decrease) in deferred rent expense                (4,486)          10,238
 Foreign currency translation adjustments                     1,757              (85)
 Increase in trade receivable                            (6,022,356)        (920,137)
 Increase in contracts receivable                        (3,536,442)      (2,516,293)
 Increase in prepaid expenses                              (879,249)        (729,549)
 Increase in other assets                                (2,528,330)        (682,761)
 Increase (decrease) in accounts payable                    258,918         (459,016)
 Increase (decrease) in accrued liabilities               1,475,310          (25,635)
 Increase in income taxes payable                         1,982,378          809,590
 Increase in other liabilities                            2,290,763          556,367
                                                       ------------      -----------
Net Cash Provided by Operations                           1,145,602         (597,459)
                                                       ------------      -----------

Cash Flows Used In Investing Activities:
 (Increase) decrease in cash investments                  5,000,000       (5,000,000)
 Cash payments for the purchase of property                (662,530)        (659,926)
 Acquisition of businesses net of cash acquired         (14,573,101)         (28,141)
 Additional subsidiary acquisition costs                 (2,056,266)        (306,992)
 (Increase) decrease in other receivables                   149,644          (46,478)
 Increase in employee receivables                           (80,121)         (78,833)
 Increase in stockholder receivable                          (4,658)          (4,658)
                                                       ------------      -----------
Net Cash (Used In) Provided by Investing
       Activities                                       (12,227,032)      (6,125,028)
                                                       ------------      -----------

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock                   9,538,614       17,703,946
 Proceeds from stock subscription receivable                     --            8,250
 Proceeds from issuance of bridge loans                          --        2,000,000
 Proceeds from issuance of sr. subordinated debt         20,000,000               --
 Deferred financing costs                                  (745,060)              --
 Net (payments) on line of credit                        (1,572,000)         (80,000)
 Principal payments on long term-debt                    (4,780,858)      (6,101,898)
 Principal payments on capital lease obligations         (3,318,526)        (929,714)
                                                       ------------      -----------
Net Cash (Used In) Provided By Financing
 activities                                              19,122,170       12,600,584
                                                       ------------      -----------

Net increase (decrease) in cash                           8,040,740        5,878,097
Cash balance, beginning of period                           229,547          705,179
                                                       ------------      -----------
Cash balance, end of period                            $  8,270,287      $ 6,583,276
                                                       ============      ===========

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)

                                                    Three Months Ended September 30,
                                                    ---------------------------------
                                                          1997             1996
                                                    ----------------  ---------------
Cash Flows from Operations:
 Net income                                             $ 1,504,917      $   729,418
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operations:
 Depreciation and amortization                            1,629,160          656,616
 Deferred rent expense                                       (1,687)            (913)
 Foreign currency translation                                  (576)              11
 Increase in trade receivable                            (2,117,374)        (311,018)
 Increase in contracts receivable                        (2,501,937)      (1,176,134)
 Increase in prepaid expenses                              (254,470)        (318,447)
 Increase in other assets                                  (752,815)        (490,575)
 Increase in accounts payable                               131,624           74,057
 Increase (decrease) in accrued liabilities               1,366,976         (233,540)
 Increase in income taxes payable                           754,756          350,314
 Increase in other liabilities                              667,207          281,916
                                                        -----------      -----------
Net Cash Provided by (Used In) Operations                   425,781         (438,295)
                                                        -----------      -----------

Cash Flows FROM Investing Activities:
 Increase in cash investments                                    --       (5,000,000)
 Cash payments for the purchase of property                 247,485         (322,267)
 Acquisition of businesses net of cash acquired            (215,954)          86,434
 Additional subsidiary acquisition costs                 (1,227,599)        (244,214)
 Decrease in other receivables                               57,469           31,818
 (Increase) decrease in employee receivables                 39,088           (8,684)
 Increase in stockholder receivable                          (1,553)          (1,553)
                                                        -----------      -----------
Net Cash Provided by (Used In) Investing
 Activities                                              (1,101,064)      (5,458,466)
                                                        -----------      -----------

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock                     873,220        2,274,614
 Net borrowings on line of credit                                --          620,000
 Principal payments on long-term debt                       (68,194)         (76,969)
 Principal payments on capital lease obligations         (1,950,974)        (465,190)
                                                        -----------      -----------
Net Cash Provided by (Used In) Financing
 Activities                                              (1,145,948)       2,352,455
                                                        -----------      -----------

Net increase (decrease) in cash                          (1,821,231)      (3,544,306)
Cash balance, beginning of period                        10,091,518       10,127,582
                                                        -----------      -----------
Cash balance, end of period                             $ 8,270,287      $ 6,583,276
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

The Warrants are exercisable at prices ranging from $7.50 per share to $5.48 per share. In the nine months ended September 30, 1997, an aggregate of 1,353,032 Public Warrants and 90,000 Bridge Warrants were exercised. The Company will not receive any proceeds from the sale of the Warrant Shares, although the Company did receive proceeds from the exercise of the Warrants. Net proceeds to the Company were approximately $8,423,993 from such exercise of Public Warrants and $562,500 from such exercise of Bridge Warrants. The remaining 21,968 Public Warrants have been redeemed by the Company for $.05 per Public Warrant.

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

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES


Effective October 31, 1996, MDS acquired by merger all of the outstanding capital stock of Dysrhythmic Data, Inc. ("DDI"), a Texas-based provider of ambulatory electrocardiographic monitoring services. The consideration paid for DDI consisted of 39,521 shares of common stock of the Company.

On November 13, 1996, DHSMS purchased substantially all of the operating assets (exclusive of cash and mobile X-ray assets) of Advanced Clinical Technology, Inc. and Horizon/MDS Corporation (collectively, "ACT"). The consideration paid for ACT consisted of approximately $12,620,000 in cash and $4,500,000 in the form of 642,857 shares of Series A Convertible Redeemable Preferred Stock of the Company, with an aggregate liquidation preference of $4,500,000. The Company also assumed approximately $4,727,000 of liabilities.

In January 1997, the Company, through its Heart Institute of Tulsa, Inc. subsidiary, acquired by merger Ultrasound Diagnostic Services, Ltd. ("UDS"), an Arizona-based provider of non-invasive diagnostic ultrasound testing services. The consideration paid for UDS consisted of 86,520 shares of common stock of the Company and a $400,000 cash payment to the former stockholders of UDS.

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

The funds utilized to pay the cash portion of the purchase price in the latter transaction were obtained through the simultaneous issuance and sale by the Company to The Prudential Insurance Company of America ("Prudential") of $20,000,000 in principal amount of senior subordinated promissory notes of the Company (the "Notes"). The Notes bear interest at a fixed rate of 10.5% per annum (payable quarterly), and mature as to principal in equal one-third installments on April 17 of each of 2003, 2004 and 2005. The notes may be prepaid at the Company's option (subject to certain "make-whole" prepayment premiums in respect of the remaining stated term of the Notes), and the Company may be required (at the Noteholders' option) to purchase the Notes in the event of a change in control of the Company. In addition to application to the payment of the cash portion of the purchase price for the stock of DIS, the net proceeds from the issuance and sale of the Notes were utilized to repay $5,500,000 in borrowings obtained under the Company's senior credit facilities with Texas Commerce Bank National Association (the "Bank") (utilized in connection with the Company's March 1997 acquisition of the ultrasound business of DIS), and for short-term investments pending other use of such net proceeds.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES


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

Cash paid for the nine months ended September 30, 1997 for interest was approximately $2,026,000.

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
                                                        ===========

The Company also recognized assets and obligations under noncompete agreements of approximately $2,160,000 for the nine months ended September 30, 1997.


NOTE 6. SUBSEQUENT EVENTS

Effective September 30, 1997, the Company, through its Heart Institute of Tulsa, Inc. subsidiary, acquired by merger Cardiovision, Inc., a Nevada-based provider of diagnostic ultrasound testing services. The consideration paid for Cardiovision consisted of 29,728 shares of common stock of the Company and $340,000 in cash.

On October 31, 1997, the Company filed an S-8 registration statement with the Securities and Exchange Commission registering an aggregate of 2,867,509 shares underlying the Company's stock option plans, for which options covering 1,789,660 shares were then outstanding. Executive officers and directors, who collectively hold approximately 71% of the outstanding options and option shares, agreed to certain restrictions on the resale of their option shares during the one-year period following the effective date of the registration.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES


Item 2.  Management's Discussion and Analysis or Plan of Operations

RESULTS OF OPERATIONS

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated:

                                                Three Months Ended
                                                   September 30,
                                              -----------------------
                                                1997            1996
                                                ----            ----
Gross revenues                                  100.0 %         100.0 %
Operating expenses                               77.5            81.6
                                              -------         -------
Income from operations                           22.5            18.4
Interest expense                                  7.7             2.3
Other expense (income)                           (0.5)           (1.4)
                                              -------         -------
Income before provision for income taxes         15.3            17.5
Income tax expense                                5.2             5.7
                                              -------         -------
Net income                                       10.1 %          11.8 %
                                              =======         =======

Note: Numbers may not add due to rounding.




Three Months Ended September 30, 1997 Compared with Three Months Ended September 30, 1996

Gross revenues increased by 141.1% to approximately $14,890,000 for the three months ended September 30, 1997 from approximately $6,174,000 for the three months ended September 30, 1996. Excluding revenues attributable to acquired businesses, gross revenues increased by 28.1% to approximately $7,910,000 for the three months ended September 30, 1997 from approximately $6,174,000 for the three months ended September 30, 1996.

Operating expenses increased by 129.2% to approximately $11,541,000 for the three months ended September 30, 1997 from approximately $5,036,000 for the three months ended September 30, 1996, due to the Company's expanded operations through its acquisitions. As a percentage of gross revenues, total operating expenses decreased to 77.5% from 81.6%. This reduction is attributable primarily to efficient utilization of personnel and resources, and absorption of fixed costs over a broader revenue base, resulting from the Company's integration of acquired businesses. The Company has also experienced an increase in the number of in-house contracts for the provision of radiology and cardiology services. These contracts typically generate higher profit margins than the other services provided by the Company.

Income from operations increased by 194.4% to approximately $3,349,000 for the three months ended September 30, 1997 from approximately $1,138,000 for the three months ended September 30, 1996. As a percentage of gross revenues, income from operations increased to 22.5% for the three months ended September 30, 1997 from 18.4% in the comparable prior year period. Interest expense increased by 702.3% to approximately $1,147,000 for the three months ended September 30, 1997 from approximately $143,000 for the three months ended September 30, 1996. This increase was attributable primarily to additional loan and lease liabilities assumed in connection with acquisitions in the fourth quarter of 1996, and the issuance of $20 million in senior subordinated notes in the second quarter of 1997.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES


Other income is primarily gain realized upon disposition of equipment at the end of its lease term, and interest earned on liquid investments.

Net income increased by 106.3% to approximately $1,505,000 for the three months ended September 30, 1997 from approximately $729,000 for the comparable prior year period. This increase is due primarily to the increase in revenues, which was partially offset by the substantial increase in interest expense.


Nine Months Ended September 30, 1997 Compared with Nine Months Ended September 30, 1996

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated:

                                                 Nine Months Ended
                                                    September 30,
                                              -----------------------
                                                1997            1996
                                                ----            ----
Gross revenues                                  100.0 %         100.0 %
Operating expenses                               78.5            82.4
                                              -------         -------
Income from operations                           21.5            17.6
Interest expense                                  6.7             4.0
Other expense (income)                           (0.8)           (1.5)
                                              -------         -------
Income before provision for income taxes         15.5            15.1
Income tax expense                                5.3             4.8
                                              -------         -------
Net income                                       10.2 %          10.3 %
                                              =======         =======

Note: Numbers may not add due to rounding.

Gross revenues increased by 126.5% to approximately $37,933,000 for the nine months ended September 30, 1997 from approximately $16,747,000 for the nine months ended September 30, 1996. Excluding revenues attributable to acquired businesses, gross revenues increased by 15.8% to approximately $19,393,000 for the nine months ended September 30, 1997 from approximately $16,747,000 for the nine months ended September 30, 1996.

Operating expenses increased by 115.9% to approximately $29,793,000 for the nine months ended September 30, 1997 from approximately $13,800,000 for the nine months ended September 30, 1996, due to the Company's expanded operations. As a percentage of gross revenues, total operating expenses decreased to 78.5% from 82.4%. This reduction is attributable primarily to efficient utilization of personnel and resources resulting from the Company's integration of acquired businesses. The Company has also experienced an increase in the number of in-house contracts for the provision of radiology and cardiology services. These contracts typically generate higher profit margins than the other services provided by the Company.

Income from operations increased by 176.2% to approximately $8,140,000 for the nine months ended September 30, 1997 from approximately $2,948,000 for the nine months ended September 30, 1996. As a percentage of gross revenues, income from operations increased to 21.5% for the nine months ended September 30, 1997 from 17.6% for the nine months ended September 30, 1996.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES


Interest expense increased by 284.3% to approximately $2,551,000 for the nine months ended September 30, 1997 from approximately $664,000 for the nine months ended September 30, 1996, which was attributable primarily to additional loan and lease liabilities assumed in connection with acquisitions and the issuance of $20 million in senior subordinated notes in the second quarter of 1997.

Other income is primarily interest earned on liquid investments.

Net income increased by 126% to approximately $3,888,000 for the nine months ended September 30, 1997 from approximately $1,720,000 for the nine months ended September 30, 1996. This increase is due primarily to increased revenues and continued consolidation resulting in efficient utilization of personnel and equipment, offset in part by the substantial increase in interest expense.


LIQUIDITY AND CAPITAL RESOURCES

On June 12, 1996, the Company completed a public offering (the "Secondary Offering") of 3,000,000 shares of common stock at an offering price to the public of $6.75 per share. Of the shares sold, 2,555,000 were sold by the Company, and 445,000 shares were sold by selling stockholders. Net proceeds to the Company, after incurred expenses, were approximately $14,972,000.

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

On July 24, 1996, the Company entered into an amended and increased credit facility (the "Credit Facility") with the Bank which permits borrowings of up to $20 million, including up to $17.5 million for acquisitions (the "Acquisition Facility") and up to $2.5 million for working capital (the "Working Capital Facility"). The Acquisition Facility will terminate on September 30, 2001 and the Working Capital Facility will terminate on September 30, 1998. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company (including the capital stock of the Company's subsidiaries) and bear interest at one of two variable rates selected by the Company based upon (i) the reserve adjusted LIBOR rate plus a margin ranging from 1.75% to 2.5%, or (ii) the greater of the Bank's prime rate or the federal funds rate plus 0.50%, plus a margin ranging from 0.25% to 1.00%. The Credit Facility requires ongoing compliance with certain financial covenants, including a maximum ratio of funded debt to adjusted earnings. As of August 13, 1997, the outstanding principal borrowings under the Credit Facility were in the amount of $6,121,094, all of which are deemed to be outstanding under the Acquisition Facility.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES


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

The Warrants are exercisable at prices ranging from $7.50 per share to $5.48 per share. In the nine months ended September 30, 1997, an aggregate of 1,353,032 Public Warrants and 90,000 Bridge Warrants were exercised. The Company will not receive any proceeds from the sale of the Warrant Shares, although the Company did receive proceeds from the exercise of the Warrants. Net proceeds to the Company were approximately $8,423,993 from such exercise of Public Warrants and $562,500 from such exercise of Bridge Warrants. The remaining 21,968 Public Warrants have been redeemed by the Company for $.05 per Public Warrant.

Based on the Company's operating plan, management believes that available resources and funds generated from operations will be sufficient to meet the Company's operating requirements and to fund proposed expansion of the Company's business through the close of the Company's fiscal year ending December 31, 1998.

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

                       DIAGNOSTIC HEALTH SERVICES, INC.




                                     /s/ MAX W. BATZER
------------------------------------------------------
                                         Max W. Batzer
        Chairman, Chief Executive Officer and Director


                                    /s/ BRAD A. HUMMEL
------------------------------------------------------
                                        Brad A. Hummel
       President, Chief Operating Officer and Director

                             /s/ CHRISTOPHER L. TURNER
------------------------------------------------------
                                 Christopher L. Turner
                               Chief Financial Officer



                              Date:  November 13, 1997