Form 10KSB
period 1997-12-31
DIAGNOSTIC HEALTH SERVICES INC /DE/
filed 1998-03-31
CIK 895659

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-KSB

     (Mark One)
     [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from.................to.................

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

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

  The issuer's revenues for its most recent fiscal year were $52,921,000.

  The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 19, 1998, was $134,031,395.

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

  Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes...... No......

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 19, 1998 was 11,033,804.

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

The Company was incorporated in Texas in 1983 and was reincorporated in Delaware in 1992. The Company is headquartered in Dallas, Texas, and provides services in Texas, Oklahoma, Illinois, Indiana, Louisiana, Mississippi, Missouri, Iowa, Ohio, Michigan, Arkansas, Georgia, Alabama, Virginia, Kentucky, Tennessee, Kansas, New Mexico, Arizona, Nevada and California. Until the sale of such operations in December 1997, the Company also provided services in the greater Mexico City area.

In addition to significant internal growth, the Company has expanded its business through numerous acquisitions. Information regarding acquisitions in the past two fiscal years is included in the footnotes to the audited financial statements appearing at Item 7 below.

The following chart sets forth the corporate structure of the Company and its subsidiaries at March 19, 1998:

                       [Organization Chart Appears Here]

In addition, DHS and DHSMS have two inactive wholly-owned subsidiaries, Diagnostic Health Services de Mexico, S.A. de C.V and HomeCare International, Inc.

BUSINESS OPERATIONS

In-House  Services  (also referred to as Fixed Site Services)
--------------------------------------------------------------
In addition to the shared services, the Company provides diagnostic services within hospitals and clinical radiology or cardiology departments. These services include the provision of the allied healthcare professionals (technologists) who staff the equipment and are responsible for image acquisition; the provision and management of diagnostic equipment or other related instrumentation; the management and processing of data for the procedures conducted within the respective department; and in some instances the provision, via subcontracting, of the professional component (interpretation) of the data by a physician.

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

At December 31, 1997, the Company provided in-house services at 131 hospitals throughout its operational markets.

Shared Services
---------------
The Company operates a fleet of specially equipped vehicles (vans and trucks) to transport its imaging equipment to hospitals, clinics, long-term care facilities and other healthcare settings. The services provided via the shared services delivery mechanism are predominantly diagnostic ultrasound, for which the equipment is portable and service is rendered on an "as needed" basis. This includes a large number of regular and routed schedules as well as "on call" services to customers in response to emergent demand.

At year-end 1997, the Company provided shared services to 448 of its approximately 579 hospital customers and approximately 957 additional clients across the healthcare spectrum, including physicians' offices, sub acute and long-term care facilities, managed care systems, and government facilities.

Ancillary Services
-------------------
At various of its service sites, the Company provides cardiac monitoring services, such as Holter monitoring, pacemaker monitoring and event recording for patients of the Company's customers. In addition, until the sale of such operations in December 1997, the Company maintained an operating unit providing contract occupational and physical therapists on a long or short term basis to healthcare facilities throughout the United States, and provided (through a separate subsidiary) therapists and nurses in a home healthcare setting in the Mexico City and surrounding areas. The Company currently has no plans to re-enter the therapist placement business or the Mexican market.

CUSTOMERS
Each of the Company's customers, irrespective of the method by which they are served, has an agreement or contract specifying the terms of service, including the nature of services, pricing, payment and other material terms. The Company's agreements for in-house services typically have a duration of three to five years and specify equipment and personnel requirements, the scope and types of services to be provided and the pricing and payment structure. In addition to longer term contracts, the Company performs a material portion of its work under one-year contracts, or on a month to month basis. Non-renewal of such contracts, or renewal on less favorable terms, could have a material adverse effect on the Company's revenues, operating margins, and net income. If the affected accounts were obtained in one of the company's acquisitions, the goodwill related to that acquisition could also become materially impaired. If such circumstances arise, the company records an impairment loss as the difference between the estimate of the related after-tax income contribution, on a discounted basis, and the carrying value of the goodwill. Any impairment loss would be reported as a component of income from continuing operations before tax.

In 1996 and 1997, no single customer of the Company accounted for more than 10% of the Company's total revenues and the three largest customers of the Company accounted in the aggregate for approximately 6% of the Company's revenues in 1996 and approximately 3% of the Company's revenues in 1997. In most cases, the hospital or healthcare facility (which is the Company's customer) is the responsible payment party. Third party payors accounted for approximately 15% and 9% of the Company's revenues in 1996 and 1997, respectively. Although the Company is not substantially reliant upon third-party payment mechanisms, many of the Company's customers are reliant on third-party payment, and delays or difficulties in third-party payments could thereby adversely affect the receipt and timing of payments to the Company.

From 1991 to 1997, the Company's customer base increased from 323 (including seven in-house agreements) to approximately 1,536. Customers in 1997 included 579 hospitals (which includes 131 in-house agreements), and 957 physicians' offices, clinics and healthcare facilities in 21 states.

In 1997, the Company's revenues were attributable to shared services, in-house services and ancillary services, in the following approximate proportions:



  In-House/Fixed Base                 56%
  Shared                              39%
  Ancillary                            5%

OPERATING STRUCTURE
Through the implementation of a deliberate acquisition strategy, the Company has established a network of operational facilities throughout the country. These division offices, located in Arlington, TX, San Diego, CA, Phoenix, AZ, Tulsa, OK, St. Louis, MO, Chicago IL, Atlanta, GA, Monroe, LA and Huntsville, AL, serve as an operations base for both clinical staff, local management and sales. By keeping these functions local, the Company remains responsive to its customer base as well as to opportunities for expansion and development within the Company's markets.

The Company provides local personnel with a comprehensive range of support services, including financial and administrative services, and employs a mechanism which carefully monitors local operations through an extensive system of controls, including regular financial reporting, accounts receivable analysis and customer tracking. The Company provides administrative functions at the corporate level, including receivables management, purchasing, human resources and accounting, thereby eliminating the need for these services locally.

MANAGEMENT INFORMATION SYSTEMS
The Company has configured an information technology system that provides real-time monitoring of services, procedures and other business activities at all of the Company's divisional offices. This enables the Company to monitor services, revenues and costs on a Company-wide basis. The Company has made substantial investments in the development of this system and all of the Company's business offices are networked into the information technology system and integrated with the Company's centralized processing system. This system also contributes to the Company's sales and marketing efforts by enabling the sales force to formulate quotations and pricing proposals to potential customers and to provide management with information specific to existing customers. The Company made significant additional investments in the upgrade and expansion of this system in 1997, and believes that its information technology system can support substantial growth without requiring significant further capital expenditures.

SALES AND MARKETING
The Company directs its sales and marketing activities from its Dallas headquarters, and out of each of its operating divisions. Each operating division has at least one, and in some instances more than one, sales representative devoted full time to promotion of the Company's business and maintenance and expansion of existing relationships. Additionally, each division manager as well as the regional vice presidents devotes portions of their time to customer relations and marketing functions.

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

SUPPLIERS
Although the Company has historically acquired most of its imaging and other equipment through finance leases from a number of suppliers, the Company is not dependent upon any one supplier or group of suppliers. While the Company has a preference for the equipment manufactured by certain manufacturers, there are a number of manufacturers of imaging equipment adequate for the Company's purposes, and an even greater number of companies from whom such equipment can be leased. The Company believes that alternate sources for its equipment and supply needs are readily available at comparable costs, and that its relationships with its suppliers are satisfactory.

PATENTS OR TRADEMARKS
Although the Company relies upon sophisticated equipment, instrumentation and technology, the Company does not own, license or otherwise rely upon any patents or trademarks for the operation of its business. Other than corporate names, the Company does not own or utilize any trademarks in its business.

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

Federal Kickback Law
Federal law prohibits the offer, solicitation, payment or receipt of any remuneration (direct or indirect, overt or covert, in cash or in kind) which is intended to induce, or is in return for, the referral of patients for, or the ordering of, items or services reimbursable by Medicare or Medicaid. The law also prohibits remuneration intended to induce the purchasing of, or arranging for, or recommending the purchase or order of any item, good, facility or service for which payment may be in whole or in part under those programs. Under this statute, known as the "kickback law," an offense may be punished by criminal prosecution or by excluding any of the parties to the transaction or arrangement from participation in Medicare and Medicaid. The law is very broad and has been interpreted to apply to otherwise legitimate investment interests if one purpose of the offer of an opportunity to invest is to induce referrals from the investors. Regulations implemented under the kickback law provide certain "safe harbors" giving protection for certain categories of relationships.

The breadth of the kickback law is such that virtually any financial relationship between a practitioner and a healthcare provider, such as an independent physiological laboratory (IPL) or an independent diagnostic testing facility (IDTF), involving the offering of Medicare and Medicaid services may trigger the application of the law.

A substantial portion of the Company's business arrangements involve the management and staffing of in-house diagnostic laboratories at hospitals. The Company does not lease space from the hospitals or any other providers with whom it contracts and does not bill Medicare or Medicaid for the technical services provided at the hospitals' laboratories. The Company believes that its relationships with hospitals and other care providers are in compliance with the Federal Kickback Law.

Federal Stark Laws
Federal law also prohibits physicians from ordering or prescribing certain designated healthcare services or items if the service or item is reimbursable by Medicare or Medicaid and is provided by an entity with which the physician has a financial relationship (including investment interests and compensation arrangements). Payment for a service provided in violation of these laws, known as the "Stark Laws," may be denied, or money paid may be recouped.

The services specified by the Stark Laws include ultrasound procedures and other designated services which are provided by the Company as the result of referrals from physicians who purchase the tests from the Company. The Company believes that its relationships with referring physicians are in compliance with the Stark Laws.

State Law
A number of states, including states in which the Company does business, have laws and regulations similar to the federal kickback laws and Stark Laws. The Company believes that it is in compliance with all of such laws, although, as is the case with federal law, there can be no assurance that changes in such laws or the interpretation or enforcement of such laws will not have a material effect on the Company.

IDTFs
Prior to July 1, 1998, the Company must satisfy certain rules set forth by the Health Care Financing Administration ("HCFA") relating to the payment of services to Medicare or Medicaid beneficiaries. These rules state that the carriers will pay for services under the Medicare fee schedule only when performed by a physician, a group practice of physicians, an approved supplier of portable x-ray services, or an IDTF. The Company believes that its services are provided according to the rules and specifications of an IDTF.

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

The Company's nuclear imaging services require the handling of radioactive materials, either in the form of FDA-approved single-dose prepackaged isotopes, or small lots of bulk materials which the Company mixes with other pharmaceuticals to prepare radiopharmaceuticals to facilitate imaging of various body organs. These nuclear imaging operations are conducted in the States of Illinois, Indiana, Ohio, Missouri, Kentucky, Texas, Louisiana and Oklahoma. The "Agreement States" (Illinois, Texas, Kentucky and Louisiana) require a separate license from the State to handle these radioactive materials. The Nuclear Regulatory Commission controls the use of byproduct materials in the other states (Indiana, Missouri, Oklahoma and Ohio) through the issuance of licenses. The Company believes that it holds all necessary permits required by state and federal law and that it is in compliance with all applicable laws and regulations relating to the handling, storage, use, transport and disposal of nuclear materials. Based on advice from its insurance carriers, the Company believes that this limited handling of radioactive materials does not warrant any special insurance.

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

YEAR 2000 COMPLIANCE
The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 issue failures. Year 2000 failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems, and has established processes for evaluating and managing the risks and costs associated with this problem. The computing portfolio was identified and an initial assessment has been completed. The cost of achieving Year 2000 compliance is estimated to be approximately $40,000 over the cost of normal upgrades and replacements, and will be incurred through fiscal 1999.

The Company believes that its financial reporting and billing systems are substantially compliant with Year 2000 requirements. The Company has consulted with its diagnostic equipment vendors and has been advised that certain items will be supported at no cost, and that older items will be supported on a fee basis. The cost of making the Company's diagnostic equipment Year 2000 compliant is not known at this time.

EMPLOYEES
As of March 19, 1998, the Company had 449 full-time employees, 42 part-time employees, and 43 contract employees, for a total of 534 employees. None of the Company's employees are represented by any labor union or other collective bargaining unit. The Company has not experienced any significant degree of employee turnover and the Company believes that its relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

PROPERTY
The Company maintains its headquarters in approximately 13,119 square feet of leased office space in Dallas, Texas. Base rental at that facility is $12 per square foot per year, and the lease expires in January 1999. The Company also maintains divisional, satellite and other operating offices at 25 leased locations, ranging in size from approximately 214 square feet to approximately 7,700 square feet, at rentals generally ranging from $4 to $32 per square foot per year. The Company believes that its existing premises will be adequate for its current operations for the foreseeable future.

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

No matters were submitted to a vote of security holders in the fourth quarter of 1997.

                                    PART II
                                    -------


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION
Since January 22, 1996, the Company's Common Stock has been listed on the NASDAQ National Market. From June 23, 1993 to January 19, 1996, the Common Stock was listed on the SmallCap Market of the National Association of Securities Dealers Automated Quotation System. The range of reported high bid and low bid quotations for the Common Stock on a quarterly basis from January 1, 1996 through January 19, 1996, and the last sale price from January 22, 1996 through March 19, 1998, is reflected in the table below. These quotations reflect inter-dealer prices without adjustment for retail mark-up, mark-down or commission and may not represent actual transactions.


                                  High Bid  Low Bid
                                  --------  -------
1996
 1st Quarter                       $  7.50  $ 4.875
 2nd Quarter                       $ 8.375  $  5.00
 3rd Quarter                       $ 8.375  $ 5.875
 4th Quarter                       $  8.50  $ 6.625

1997
 1st Quarter                       $10.125  $ 7.438
 2nd Quarter                       $ 9.125  $  7.25
 3rd Quarter                       $15.125  $  9.00
 4th Quarter                       $ 14.75  $10.375

1998
 1st Quarter to March 19, 1998     $13.938  $10.063


On March 19, 1998, the last reported sale price for the Common Stock was $13.25, and the Company had 225 stockholders of record as of that date. The Company believes that there are more than 1,300 beneficial owners of Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES
In the past three years, in addition to options granted under the Company's various stock option plans (see Item 10 below) and securities issued in connection with the Company's business acquisitions (see the notes to the audited financial statements included in Item 7 below), the Company consummated a private placement in April 1996 of unregistered promissory notes in an aggregate amount of $1,000,000 (the "Bridge Notes"), and in connection therewith, issued, to the purchasers of such Bridge Notes, warrants (the "Bridge Warrants") entitling the holders thereof to purchase, at any time through April 15, 2001, up to an aggregate of 50,000 shares of common stock of the Company at an exercise price of $6.25 per share, subject to adjustment upon the occurrence of any stock dividends, stock splits, combinations of shares or reclassifications of the Common Stock, or upon any consolidation or merger of the Company with or into another corporation. Commencing October 15, 1997, the Company had the right to call the Bridge Warrants for redemption at $.01 per Bridge Warrant on 30 days' written notice if the average market price of the Common Stock equals or exceed $9.00 per share (subject to adjustments in respect of the aforedescribed events) for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the date of the notice of redemption. All of the Bridge Notes were repaid in full out of the net proceeds of the Company's secondary public offering in June 1996, and as of the date of this report, an aggregate of 40,000 Bridge Warrants have been exercised

(leaving 10,000 Bridge Warrants outstanding). The issuance of the Bridge Notes and the Bridge Warrants was exempt from registration under Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"), based upon representations and warranties made by the eighteen purchasers thereof as to their status as "accredited investors."

Simultaneously with the issuance of the Bridge Notes and the Bridge Warrants, the Company borrowed an additional $1,000,000 from Chase Bank of Texas, N.A., formerly Texas Commerce Bank National Association ("Chase"), in conjunction with which the Company issued to Chase warrants (the "Bank Warrants") entitling the holders thereof to purchase up to 50,000 shares of Common Stock. The exercise price, adjustment provisions, call provisions and other terms and conditions of the Bank Warrants are identical to the terms and conditions of the Bridge Warrants. The issuance of the Bank Warrants was exempt from registration pursuant to Regulation D promulgated under the Act based upon Chase's representations and warranties as to its status as an "accredited investor."
All of the Bank Warrants have been exercised.

In connection with the Company's acquisition of Advanced Clinical Technology, Inc. and Horizon MDS Corporation (collectively, "ACT") in November 1996 (see
Note 13 to the audited financial statements included in Item 7 below), the Company issued to ACT 642,857 shares of Series A Convertible Redeemable Preferred Stock of the Company ("Series A Preferred Stock"), having an aggregate liquidation preference of $4,500,000. The shares of Series A Preferred Stock bear dividends at the rate of 7.25% per annum (payable in kind in additional shares of Series A Preferred Stock), and all outstanding shares of Series A Preferred Stock (including accrued dividends) are convertible, at the option of the holder thereof, into Common Stock of the Company at the rate of one share of Series A Preferred Stock for each share of Common Stock. In addition, in the event that, commencing with the Company's fiscal quarter ended December 31, 1997, the mean average daily last reported sale price of the Common Stock (the "Average Closing Price") in any fiscal quarter of the Company shall be less than $7.00 per share, then, at any time and from time to time during the next succeeding fiscal quarter of the Company, each outstanding share of Series A Preferred Stock will be convertible into a number of shares of Common Stock equal to $7.00 divided by the Average Closing Price during the preceding fiscal quarter. The Company has reserved the right to limit ACT's holdings of conversion shares to 4.9% of the total outstanding common stock (or 9.9% in the event of and after giving effect to any conversion at the reduced price under the immediately preceding sentence). The issuance of the Series A Preferred Stock was exempt from registration pursuant to Regulation D promulgated under the Act, and based on ACT's warranty as to the acquisition of such shares for investment and not for resale or distribution.

In connection with the Company's sale and issuance of $20,000,000 in principal amount of subordinated notes to The Prudential Insurance Company of America ("Prudential") in April 1997, the Company also issued to Prudential five-year redeemable common stock purchase warrants exercisable for up to 60,000 shares of common stock of the Company at an exercise price of $12.25 per share. The issuance of such subordinated notes and warrants was exempt from registration under Regulation D promulgated under the Act, based upon Prudential's representations and warranties as to its status as an "accredited investor."

DIVIDEND POLICY
The Company has not previously paid any dividends on its common stock and for the foreseeable future intends to continue its policy of retaining any earnings to finance the development and expansion of its business. In addition, the Company's loan agreement with Chase and the Company's subordinated debt agreements with Prudential prohibit the payment of dividends without such lenders' prior consent. In the future, the payment of dividends by the Company on its Common Stock will also depend on the Company's financial condition, results of operations and such other factors as the Board of Directors of the Company may consider relevant.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the information set forth in the financial statements and notes thereto included in this report. All 1994 and 1995 information has been restated to reflect the pooling-of-interests with ADI.

RESULTS OF OPERATIONS
The following table sets forth operating data of the Company as a percentage of net sales for the years indicated.

                                                 Year Ended December 31,
                                                 -----------------------

                                                  1997            1996
                                                  ----            ----
Gross revenues                                   100.0%           100.0%
Operating expenses                                78.0             83.9
                                                 -----            -----
Operating income                                  22.0             16.2
Interest expense                                  (7.7)            (3.6)
Other income                                       0.7              2.0
                                                 -----            -----
Income from continuing operations
 before income taxes                              15.1             14.6
Income tax expense                                (4.2)            (4.4)
Net loss from disposal of operations              (0.6)              --
                                                 -----            -----
Net income                                        10.3%            10.2%
                                                 =====            =====
NOTE:  Numbers may not add due to rounding.


YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996
Gross revenues increased by 118.9% to approximately $52,921,000 in 1997 from approximately $24,171,00 in 1996, primarily as a result of a full year of operations in 1997 from the business acquired from ACT in November 1996, and the two acquisitions from Diagnostic Imaging Services, Inc. ("DIS") effective in the first quarter of 1997. Excluding revenues attributable to acquired businesses, gross revenues increased by 15.3% to approximately $27,869,000 for 1997 from approximately $24,171,000 for 1996.

The Company's operating expenses increased from approximately $20,268,000 in 1996 to approximately $41,258,000 in 1997. As a percentage of gross revenues, operating expenses decreased from 83.9% to 78.0%. The decrease was due to increased efficiencies realized through consolidation of various overhead and administrative functions, and absorption of fixed costs over an increased revenue base.

Income from continuing operations increased by 126.6% to approximately $7,976,000 in 1997 from approximately $3,521,000 in 1996. As a percentage of gross revenues, income from continuing operations increased from 14.5% in 1996 to 22.0% in 1997.

Interest expense increased by 366.5% from approximately $870,000 in 1996 to approximately $4,056,000 in 1997, primarily as a result of the $20,000,000 in subordinated debt obligations incurred in connection with the Company's 1997 acquisitions from DIS, and new debt obligations acquired in connection with those and other business acquisitions. As a percentage of gross revenues, interest expense increased from 3.6% in 1996 to 7.7% in 1997.

"Other income" is primarily interest earned on liquid investments.

Results for 1997 reflect a net loss (net of income tax benefit) of approximately $327,000, arising from the dispositions of the Company's therapist placement division and Mexican subsidiary.

Net income from continuing operations increased by 121.0% from approximately $2,459,000 in 1996 to approximately $5,434,000 in 1997. This increase is primarily due to the two DIS and other business acquisitions, and continued consolidation of the Company's administrative functions.

LIQUIDITY AND CAPITAL RESOURCES
In July 1996, the Company and its subsidiaries entered in to an amended and restated revolving credit and term loan facility with Chase, providing for up to $2,500,000 ($3,500,000 during the period from February 11, 1998 through April 30, 1998) in available revolving credit (or, if less, 75% of the Company's and its subsidiaries' eligible accounts receivable from time to time), and an acquisition term loan facility of up to $17,500,000 in maximum principal amount. At December 31, 1997, the Company's outstanding borrowings under the loan agreement were $2,362,554 under the revolving credit facility, and $6,121,094 under the term loan facility. These loans bear interest at varying rates, depending on the Company's relative leverage from time to time. The Company's right to make additional borrowings under the acquisition term loan facility terminated on December 31, 1997, and the revolving credit facility is scheduled to expire on June 30, 1998. At December 31, 1997, the Company had approximately $5,126,000 in cash and cash equivalents, and additional unused availability of $137,446 under its revolving credit facility. Since September 30, 1997, the Company has not been in compliance with certain financial covenants under the Chase loan agreement. Chase has granted waivers or forebearance with respect to such noncompliance through April 30, 1998. The Company is currently negotiating new credit facilities with Chase, however, the Company has not concluded definitive agreements with respect to such matters, and there can be no assurance that the Company will be able to do so. If such agreements could not be concluded with Chase or with another lender(s), this could have a material adverse effect on the Company.

In April 1997, the Company issued and sold to Prudential $20,000,000 in principal amount of senior subordinated promissory notes (the "Subordinated Notes"). The Subordinated Notes bear interest at a fixed rate of 10.5% per annum, and mature as to principal in equal one-third installments on April 17 of each of 2003, 2004 and 2005. The Subordinated Notes may be prepaid by the Company under certain circumstances (including the requirement of certain "make-whole" prepayment premiums), and the Company may be required (at the option of the holders of the Subordinated Notes) to purchase the Subordinated Notes in the event of a change in control of the Company. The Subordinated Notes also require the Company and its subsidiaries to comply with certain financial covenants, including limitations on certain other indebtedness.

The Company and its subsidiaries have also entered into various financing arrangements with commercial leasing companies and equipment suppliers, bearing interest ranging from 6% to 11% per annum.

In 1997, the Company received net proceeds of approximately $8,423,993 from the exercise of its previously outstanding publicly traded warrants (which were called for redemption in the first quarter of 1997), $562,500 from the exercise of other warrants, and $1,492,801 from the exercise of options under the Company's various stock option plans.

Based on the Company's operating plan, and subject to the Company achieving appropriate amendments of or replacements for its current financing arrangements with Chase, management believes that available resources and funds generated from operations will be sufficient to meet the Company's operating requirements through the close of the Company's fiscal year ending December 31, 1998.

TRENDS AND UNCERTAINTIES
The Company's future revenues and results of operations may be substantially affected by proposed reforms of the nation's healthcare system and by potential reductions in reimbursement rates and policies imposed by Medicare and other third-party reimbursement programs (from which the Company derives a material portion of its receipts). Continuing pressures on pricing structures applicable to the Company's services, or inability to renew existing contracts, could have the effect of reducing the Company's revenues and operating profit margins. The Company is unable to predict the nature or extent of any such changes and/or the effects thereof on the Company.

ITEM 7.  FINANCIAL STATEMENTS
                                                              Page
                                                            Number
                                                            ------
         Consolidated Financial Statements:

         Independent Auditors' Report                        F - 2

         Consolidated Balance Sheet as
         of December 31, 1997 and 1996                       F - 3

         Consolidated Statement of Operations
         for the years ended
         December 31, 1997 and 1996                          F - 5

         Consolidated Statement of
         Stockholders' Equity for the
         years ended December 31, 1997 and 1996              F - 6

         Consolidated Statement of Cash Flows
         for the years ended December 31, 1997 and 1996      F - 7

         Notes to the Consolidated Financial Statements      F - 9

                       DIAGNOSTIC HEALTH SERVICES, INC.
                               AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1997 AND 1996

                                      AND

                        INDEPENDENT AUDITORS' REPORT

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

March 12, 1998

The Board of Directors
Diagnostic Health Services, Inc.

We have audited the accompanying consolidated balance sheets of Diagnostic Health Services, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diagnostic Health Services, Inc. and Subsidiaries at December 31, 1997 and 1996, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



/S/ Simonton, Kutac & Barnidge, L.L.P.

Simonton, Kutac & Barnidge, L.L.P.
Houston, Texas

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                -----------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                    ASSETS


                                                           December 31,
                                                   ---------------------------
                                                       1997           1996
                                                   -------------  ------------
Current Assets:
  Cash and cash equivalents                        $  5,126,114   $   229,547
  Investment securities                                      --     5,000,000
  Accounts receivable:
    Trade, net of allowance for doubtful accounts
    of $612,437 and $1,413,168, respectively         17,294,128    10,530,807
    Accrued interest and other                          793,369       927,783
  Contracts receivable - current                      2,167,265     1,317,146
  Prepaid expenses                                    1,528,931     1,359,596
  Deferred tax asset                                     87,876        57,876
                                                   ------------   -----------

    Total Current Assets                             26,997,683    19,422,755
                                                   ------------   -----------

Property & Equipment:
  Office furniture & equipment                        2,015,749     1,139,535
  Machinery & service equipment                      35,286,844    20,089,559
  Leasehold improvements                                273,968        45,526
    Less: accumulated depreciation and
     amortization                                    (8,876,887)   (5,425,437)
                                                   ------------   -----------
    Total Property & Equipment                       28,699,674    15,849,183
                                                   ------------   -----------

Other Assets:
  Deposits and other                                  2,999,701       958,391
  Deferred acquisition costs                            122,536       164,199
  Contracts receivable - long-term                   10,058,674     1,739,587
  Goodwill                                           38,793,903    15,022,858
  Noncompete agreements                               3,428,270     1,586,818
    Less: accumulated amortization                   (3,246,266)   (1,423,418)
                                                   ------------   -----------

    Total Other Assets                               52,156,818    18,048,435
                                                   ------------   -----------

Total Assets                                       $107,854,175   $53,320,373
                                                   ============   ===========


      The following are an integral part of these financial statements.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                -----------------------------------------------

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    --------------------------------------

                      LIABILITIES & STOCKHOLDERS' EQUITY



                                                          December 31,
                                                 ---------------------------
                                                     1997           1996
                                                 -------------  ------------
Current Liabilities:
  Accounts payable                               $  2,626,978   $ 1,957,758
  Accrued liabilities                               3,774,969     1,534,551
  Current lease obligations                         4,663,279     2,154,035
  Current portion of long-term debt                 1,485,113     1,991,824
  Notes payable                                     2,362,554     1,572,000
  Accrued acquisition cost                          1,500,000            --
  Current income taxes                              1,363,543       195,000
                                                 ------------   -----------
     Total Current Liabilities                     17,776,436     9,405,168

Long-term lease obligations                        10,348,496     4,865,190
Long-term debt                                     24,961,570     7,081,745
Deferred rent                                         149,253       155,426
Other liabilities                                   2,647,277       778,446
Deferred income taxes                               2,018,480     1,057,779
                                                 ------------   -----------
    Total Liabilities                              57,901,512    23,343,754
                                                 ------------   -----------

Commitments and Contingencies
Stockholders' Equity:
  Common stock, $.001 par value; authorized
   15,000,000 shares; issued 10,718,867
   shares in 1997 and 8,400,762 shares in
   1996; outstanding 10,485,608 shares in 1997
   and 8,167,503 shares in 1996                        10,719         8,401
  Preferred stock, $.001 par value; authorized
   3,000,000 shares; issued and outstanding
   695,593 shares in 1997 and 648,986 shares
   in 1996                                                696           649
  Additional paid-in capital                       42,151,656    27,617,425
  Retained earnings                                 8,000,743     2,567,195
  Foreign currency translation                             --        (5,900)
  Stockholder receivable                             (103,500)     (103,500)
  Treasury stock at cost; 233,259 common shares      (107,651)     (107,651)
                                                 ------------   -----------
    Total Stockholders' Equity                     49,952,663    29,976,619
                                                 ------------   -----------

Total Liabilities & Stockholders' Equity         $107,854,175   $53,320,373
                                                 ============   ===========


      The following are an integral part of these financial statements.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                -----------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                                                 For the Years Ended
                                                     December 31,
                                              --------------------------
                                                  1997          1996
                                              ------------  ------------

Gross revenues                                $52,920,804   $24,171,286
                                              -----------   -----------
Expenses:
  General & administrative                      2,232,032     1,385,305
  Salaries & employee benefits                 23,658,464    11,898,905
  Legal & professional                            344,029       177,756
  Rent & utilities                              1,192,449       389,533
  Taxes & insurance                             1,103,643       420,375
  Technical operating expenses                  5,994,195     3,158,037
  Provision for doubtful accounts                 890,161        40,970
  Depreciation and amortization                 5,842,678     2,796,865
                                              -----------   -----------
    Total operating expenses                   41,257,651    20,267,746
                                              -----------   -----------

Income from operations                         11,663,153     3,903,540
                                              -----------   -----------
Other income (expense):
  Other income                                    369,403       486,704
  Interest expense                             (4,056,301)     (869,601)
                                              -----------   -----------

    Total other income (expense)               (3,686,898)     (382,897)
                                              -----------   -----------

Income from continuing operations
  before provision for income taxes             7,976,255     3,520,643

    Provision for income taxes                  2,215,726     1,061,560
                                              -----------   -----------

Income from continuing operations               5,760,529     2,459,083

Loss from disposal of operations,
  net of income tax benefit of $160,952          (326,934)           --
                                              -----------   -----------

Net income                                    $ 5,433,595   $ 2,459,083
                                              ===========   ===========

Net income per share:
  Basic                                       $      0.57   $      0.37
                                              ===========   ===========
  Diluted                                     $      0.48   $      0.29
                                              ===========   ===========
Weighted average common shares outstanding
  Basic                                         9,527,736     6,709,795
                                              ===========   ===========
  Diluted                                      11,221,358     8,446,335
                                              ===========   ===========


      The following are an integral part of these financial statements.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                -----------------------------------------------

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                ----------------------------------------------

                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996




                                                                                                         Foreign
                                          Common     Preferred      Additional        Retained          Currency
                                           Stock       Stock     Paid-In Capital      Earnings         Translation
                                   -----------------------------------------------------------------------------------
Balance, December 31, 1995                $ 5,206         --         $ 9,018,442      $  108,118          $(6,171)
Shares issued in connection
   with secondary offering                  2,955                     17,494,019
Common shares issued in
   connection with acquisitions               209                        917,459
Preferred shares issued in
   connection with acquisitions                          643
Stock options exercised                         1                          1,468
MDI warrants exercised                          3                          9,231
Foreign currency translations                                                                                 271
Stock subscription collection
Shares issued in payment of debt               27                        176,806
Preferred stock dividend                                   6                                  (6)
Net income                                                                             2,459,083
                                   -----------------------------------------------------------------------------------
Balance, December 31, 1996                  8,401        649          27,617,425       2,567,195           (5,900)
Common shares issued in
   connection with acquisitions               350                      3,548,946
Stock options exercised                       399                      1,382,403
Warrants exercised                          1,569                      9,602,882
Disposition of Mexico Operations                                                                            5,900
Preferred stock dividend                                  47                                 (47)
Net income                                                                             5,433,595
                                   -----------------------------------------------------------------------------------
Balance, December 31, 1997                $10,719       $696         $42,151,656      $8,000,743          $    --
                                   ===================================================================================

                                          Stock
                                        Subscription       Stockholder       Treasury
                                        Receivable         Receivable         Stock         Total
                                   -----------------------------------------------------------------
Balance, December 31, 1995                $(8,250)          $(103,500)      $(107,651)   $ 8,906,194

Shares issued in connection
   with secondary offering                                                                17,496,974
Common shares issued in
   connection with acquisitions                                                              917,668
Preferred shares issued in
   connection with acquisitions                                                                  643
Stock options exercised                                                                        1,469
MDI warrants exercised                                                                         9,234
Foreign currency translations                                                                    271
Stock subscription collection               8,250                                              8,250
Shares issued in payment of debt                                                             176,833
Preferred stock dividend                                                                          --
Net income                                                                                 2,459,083
                                   -----------------------------------------------------------------
Balance, December 31, 1996                     --            (103,500)    (107,651)       29,976,619
Common shares issued in
   connection with acquisitions                                                            3,549,296
Stock options exercised                                                                    1,382,802
Warrants exercised                                                                         9,604,451
Disposition of Mexico Operations                                                               5,900
Preferred stock dividend                                                                          --
Net income                                                                                 5,433,595
                                   -----------------------------------------------------------------
Balance, December 31, 1997                $    --           $(103,500)   $(107,651)      $49,952,663
                                   =================================================================


      The following are an integral part of these financial statements.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                -----------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------


                                                         For the Years Ended
                                                             December 31,
                                                     ----------------------------
                                                         1997           1996
                                                     -------------  -------------
Cash Flows from Operations:
Net income                                           $  5,433,595   $  2,459,083
Adjustments to Reconcile Net Income to
  Net Cash (Used in) Provided by Operations:
  Depreciation and amortization                         5,842,678      2,796,865
  Deferred federal income taxes                           930,701        848,965
  Deferred rent expense                                    (6,172)       155,426
  Foreign currency translation                              5,900            271
  Provision for doubtful accounts                         890,161             --
  Net chargeoffs for bad debt                          (2,488,470)            --
  Increase in trade receivable                         (4,792,489)    (4,331,129)
  Increase in contracts receivable                     (9,169,206)    (1,164,244)
  Increase in prepaid expenses                            (93,686)      (701,492)
  Increase in other assets                             (1,279,409)      (590,986)
  Increase in accounts payable                            336,490         14,404
  Increase in accrued liabilities                         716,231        655,716
  Increase in income taxes payable                      1,168,543        171,035
  Increase in other liabilities                         1,786,249        279,411
                                                     ------------   ------------

       Net Cash (Used in) Provided by Operations         (718,884)       593,325
                                                     ------------   ------------

Cash Flows From Investing Activities:
  (Increase) decrease in cash investments               5,000,000     (5,000,000)
  Cash payments for the purchase of property           (3,550,845)    (1,487,178)
  Acquisition of businesses, net of cash acquired     (15,962,847)   (13,003,736)
  Additional subsidiary acquisition costs              (1,389,671)      (449,829)
  (Increase) decrease in other receivables                 91,691       (524,384)
  (Increase) decrease in employee receivables              49,473        (87,587)
  Increase in stockholder receivable                       (6,750)        (6,210)
                                                     ------------   ------------

       Net Cash Used in Investing Activities          (15,768,949)   (20,558,924)
                                                     ------------   ------------

      The following are an integral part of these financial statements.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                -----------------------------------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               ------------------------------------------------




                                                            For the Years Ended
                                                               December 31,
                                                        ---------------------------
                                                            1997           1996
                                                        -------------  ------------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock                  10,987,254    17,751,177
  Net borrowings on line of credit                           790,554       872,000
  Proceeds from issuance of loans                          7,980,000     8,569,573
  Proceeds from senior subordinated lender                20,000,000            --
  Proceeds from stock subscription receivable                     --         8,250
  Deferred financing charge                                 (800,000)           --
  Principal payments on long-term debt                   (13,902,001)   (6,315,642)
  Principal payments on capital lease obligations         (3,671,407)   (1,395,391)
                                                        ------------   -----------

       Net Cash Provided by Financing Activities          21,384,400    19,489,967
                                                        ------------   -----------

Net increase (decrease) in cash and cash equivalents       4,896,567      (475,632)
Cash and cash equivalents, beginning of year                 229,547       705,179
                                                        ------------   -----------
Cash and cash equivalents, end of year                  $  5,126,114   $   229,547
                                                        ============   ===========

      The following are an integral part of these financial statements.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                -----------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                          DECEMBER 31, 1997 AND 1996
                          --------------------------


NOTE 1 - ORGANIZATION
---------------------


ORGANIZATION Diagnostic Health Services, Inc. ("DHS") and its subsidiaries (collectively, with DHS, the "Company") is an outsource provider of medical services to hospitals, physicians' offices and other healthcare facilities in the Midwest, South Central and Western United States. Headquartered in Dallas, Texas, DHS primarily provides radiology and cardiology diagnostics services and equipment, and related management services to a broad range of healthcare providers.

Acquisitions are discussed in Note 13 of these Notes to Financial Statements.

The following chart sets forth the corporate structure of the Company and its 100% owned subsidiaries at December 31, 1997:

                       [ORGANIZATION CHART APPEARS HERE]

In addition to the above, DHS and DHSMS have two inactive wholly-owned subsidiaries, Diagnostic Health Services de Mexico, S.A. de C.V. and HomeCare International, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Diagnostic Health Services, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

REVENUE RECOGNITION - Revenues are recognized when services are performed and are recorded at published charges, net of discounts and contractual allowances. Revenues received under the Medicare program are subject to audit and possible adjustment by third party reimbursement agencies.

CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers any short-term cash investment with a maturity of three months or less to be a cash equivalent.

INVESTMENT SECURITIES - Investment securities consist of commercial paper with a maturity of 180 days. All of the Company's investments are carried at cost and classified as held-to-maturity securities. As of December 31, 1996, cost approximates market; hence, there were no unrealized gains or losses on investment securities. No realized gains or losses were recognized during the years ended December 31, 1997 and 1996 since all securities were held to maturity.

PREPAID EXPENSES - Prepaid expenses represent advance payments made or liabilities incurred on various contracts and agreements with initial terms of one year or less. The carrying amount of prepaid expenses is determined by comparing the remaining period of the agreement to its initial cost.

CONTRACTS RECEIVABLE - Contracts receivable represents future payments due on long-term equipment and service agreements. Expected profits or losses on contracts are based on the Company's estimates of total revenue values and related costs upon installation. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments resulting from such revisions are recorded in the periods in which the revisions are made. Losses on contracts will be recorded in full as they are identified.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 10 years. Depreciation expense amounted to $3,535,037 and $2,090,648 for the years ended December 31, 1997 and 1996, respectively.

--------------------------------------------------------------

DEPOSITS AND OTHER ASSETS - Deposits and other assets include deferred finance costs associated with the senior subordinated indebtedness which is amortized over the life of the indebtedness.

GOODWILL - The excess of the aggregate purchase price over the fair market value of net assets of businesses acquired is included in the accompanying balance sheet as goodwill, and is amortized over a twenty-year period using the straight-line method. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or impair the recoverability of the carrying value of the goodwill. If such circumstances arise, the Company records an impairment loss as the difference between the estimate of the related after-tax income contribution, on a discounted basis, and the carrying value of the goodwill.
Any impairment loss would be reported as a component of income from continuing operations before tax.

NONCOMPETE AGREEMENTS - Noncompete agreements are amortized over the life of the agreements, which range from two to five years.

LONG-LIVED ASSETS - In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets used in operations, including goodwill and intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The adoption of SFAS 121 has had no material impact on the Company's financial condition or results of operations.

INCOME TAXES - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the "liability method" of accounting for income taxes. Deferred taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company files consolidated income tax returns.

--------------------------------------------------------------

EARNINGS PER SHARE - Basic earnings per share has been computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share has been computed by dividing net income by the weighted average number of shares plus common stock equivalents outstanding during the period, computed using the treasury stock method.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of cash, cash equivalents, receivables and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of short and long-term debt approximates fair value based on discounting the projected cash flows using market rates available for similar maturities. None of the financial instruments are held for trading purposes.

USE OF ESTIMATES AND ASSUMPTIONS - Management uses estimates and assumptions in preparing its financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may vary from the estimates that were used.

STOCK-BASED COMPENSATION - In October 1995, SFAS No. 123, "Accounting for Stock-based Compensation" was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees, to either be included as compensation expense in the income statement or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements, commencing with the Company's 1996 fiscal year. The Company adopted SFAS 123 on January 1, 1996. The Company will continue to measure compensation costs using the "intrinsic value based method" of accounting for stock issued to employees.

NEW ACCOUNTING STANDARDS - In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Under this statement, the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings in the stockholders' equity section of the balance sheet.

NOTE 3 - PREPAID EXPENSES
-------------------------

At December 31, 1997 and 1996, prepaid expenses consisted of the following:

                                                                                         December 31,
                                                                                  -----------------------
                                                                                      1997        1996
                                                                                  -----------  ----------

     Prepaid insurance                                                             $  176,708  $  171,907
     Prepaid supplies                                                                 860,279     509,471
     Other                                                                            493,538     678,218
                                                                                   ----------  ----------
                                                                                   $1,530,525  $1,359,596
                                                                                   ==========  ==========

NOTE 4 - NOTES PAYABLE
----------------------

At December 31, 1997 and 1996, notes payable consisted of the following obligations:

                                                                                        December 31,
                                                                                   ----------------------
                                                                                      1997        1996
                                                                                   ----------  ----------
     $2,500,000 line of credit with bank, with
     interest at varying rates (9.0% at
     Secured by substantially all of the assets of
     the Company.                                                                  $2,362,554  $1,572,000
                                                                                   ----------  ----------
                                                                                   $2,362,554  $1,572,000
                                                                                   ==========  ==========

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

---------------------------------

At December 31, 1997, the Company was not in compliance with certain covenants in its loan agreement with Chase Bank of Texas, N.A. ("Chase"). The Company did not timely comply with the financial statement reporting and compliance certificate covenants for two reporting periods. Additionally, the Company was not in compliance with certain debt ratio and fixed charge coverage ratio covenants. Chase has granted waivers or forbearance with respect to such non-compliance at December 31, 1997, and has granted an extension of the deadlines.

NOTE 5 - LONG-TERM DEBT
-----------------------

Long-term debt at year-end consists of the following:

                                                                      December 31,
                                                              --------------------------
                                                                  1997          1996
                                                              ------------  ------------
Note payable to bank in connection with acquisitions,
 maturing June 1998, due in monthly installments of
 $142,826, plus interest at varying rates (9.0% at
 December 31, 1997); secured by substantially all of
 the assets of the Company.                                   $  6,121,094  $  8,569,573

 Senior subordinated promissory notes payable in
 connection with DIS acquisitions, maturing April 17,
 2005, interest at 10.50% due in quarterly installments
 and principal of $6,666,667 due on April 17, 2003,
 2004, and 2005; unsecured.                                     20,000,000            --

 Notes payable to financial institutions, maturing through
 2000, due in monthly installments of $2,440 including
 principal and interest from 7.0% to 10.0%;  secured by
 vehicles.                                                          31,200        51,917

 Note payable to corporation, maturing May 15, 2001,
 due in monthly installments of $1,825 including principal
 and interest at 7.25%; secured by equipment.                       66,132            --

 Noncompete agreements, maturing through 1998, due
 in monthly payments of $17,083 and $27,628, respectively,
 including principal and interest of 6% to 9%; unsecured.          228,257       452,079
                                                              ------------  ------------
                                                                26,446,683     9,073,569
     Less current maturities                                    (1,485,113)   (1,991,824)
                                                              ------------  ------------
                                                              $ 24,961,570  $  7,081,745
                                                              ============  ============

----------------------------------

Scheduled maturities of long-term debt are as follows:

          For the Years Ending
             December 31,
        -----------------------
                 1998                           $ 1,485,113
                 1999                             1,255,588
                 2000                             1,248,578
                 2001                             2,457,404
                 2002                                    --
             Thereafter                          20,000,000
                                                -----------
                                                $26,446,683
                                                ===========
NOTE 6 - LEASES
---------------

The Company, as lessee, has entered into and/or assumed various non-cancelable leases for machinery, service equipment, vehicles, and office facilities. The following assets, subject to capital leases, are included in the balance sheet under the corresponding asset categories at December 31:

                                             December 31,
                                       -------------------------
                                           1997         1996
                                       ------------  -----------

    Office furniture & equipment       $    56,783   $   56,783
    Machinery & service equipment       20,089,761    7,045,440
                                       -----------   ----------
                                        20,146,544    7,102,223
     Less: accumulated amortization     (2,687,782)    (695,199)
                                       -----------   ----------
                                       $17,458,762   $6,407,024
                                       ===========   ==========

Depreciation expense includes the amortization of assets acquired through capital leases.

The Company leases its office space under operating lease agreements that include a deferred rental period. In accordance with generally accepted accounting principles, rent expense is computed by the straight-line amortization of the total lease payments.

-------------------------

Future minimum lease payments under non-cancelable leases at December 31, 1997 are as follows:

           For the Years Ending                Capital    Operating
               December 31,                    Leases       Leases
           -------------------               -----------  ----------

                   1998                      $ 5,966,316   1,013,443
                   1999                        4,830,555     799,704
                   2000                        4,142,080     899,681
                   2001                        2,471,338     387,681
                   2002                          306,274     198,738
                Thereafter                            --       4,258
                                             -----------  ----------
  Total minimum lease payments                17,716,563  $3,303,505
                                                          ==========

    Less: amount representing interest         2,704,788
                                             -----------

  Present value of minimum lease payments     15,011,775

    Less: current portion                      4,663,279
                                             -----------
 Long-term capital lease obligation          $10,348,496
                                             ===========

Rent expense during the years ended December 31, 1997 and 1996 for all operating leases was $1,084,054 and $758,351, respectively, and is included in operating expenses.

NOTE 7  PREFERRED STOCK
-----------------------

The preferred stockholder is entitled to receive preferential and cumulative annual preferred stock dividends at a rate 7.25% of liquidation preference value of $4,500,000 and is entitled to a preference, in liquidation, in the amount of $7 per share plus accrued and unpaid dividends. As of December 31, 1997, there were no cumulative preferred stock dividends in arrears. Preferred shares are not entitled to vote except in certain circumstances.

NOTE 8 - EMPLOYMENT AGREEMENTS
------------------------------

The Company has entered into employment agreements, excluding corporate executives, with certain employees from contracts established at the time a corporation is acquired through purchase by the Company. Future minimum payments under these employment agreements are as follows:

            For the Years Ending
                December 31,
        ----------------------------

                    1998                        $  717,683
                    1999                           370,333
                    2000                            66,367
                                                ----------
                                                $1,154,383
                                                ==========


NOTE 9 - INCOME TAXES
---------------------

The consolidated provision for income taxes included in the statement of operations for the years ended December 31, 1997 and 1996 consisted of the following:

                                            1997         1996
                                         ----------   ----------
Current taxes payable                    $1,363,543   $  195,000
Deferred taxes payable:
  Long term                                 882,183      869,413
  Current (benefit)                         (30,000)      (2,853)
                                         ----------   ----------
Provision for income taxes               $2,215,726   $1,061,560
                                         ==========   ==========

--------------------------------

Net deferred tax assets and liabilities at December 31, 1997 and 1996 consisted of the following:

                                                   1997        1996
                                                ----------  ----------

Deferred tax liabilities:
  Property and equipment                        $2,013,838  $  977,060
  Goodwill                                         176,403     152,501
                                                ----------  ----------
Total deferred tax liabilities                   2,190,241   1,129,561
                                                ----------  ----------
Deferred tax assets:
  Receivable allowance                              85,229          --
  Accrued vacation                                   2,647      57,876
  Noncompete agreements                            171,761      71,782
                                                ----------  ----------
Total deferred tax assets                          259,637     129,658
                                                ----------  ----------
  Net deferred tax liability                    $1,930,604  $  999,903
                                                ==========  ==========

The difference between the federal statutory tax rate and the effective tax rate on continuing operations for the years ended December 31, 1997 and 1996 follows:

                                                   1997        1996
                                                   ----        ----
Federal Statutory Rate                               35%         35%
  Property and equipment                              5          --
  Benefit of net loss on discontinued operations     (2)         --
  Intangible assets                                  (1)          2
  Utilization of tax loss carryforwards              --         (12)
  Allowance for doubtful accounts                    (9)         --
  Other, net                                          1           5
                                                   ----        ----
Effective tax rate                                   29%         30%
                                                   ====        ====

NOTE 10 - SECONDARY OFFERING
----------------------------

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

DHS realized total net proceeds from the Secondary Offering of approximately $17,497,000. The proceeds have been for acquisitions, capital expenditures, working capital and retirement of outstanding debt.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

Cash paid for the years ended December 31, 1997 and 1996 for interest was approximately $3,520,340 and $921,512, respectively. Cash paid for Federal income taxes for the years ended December 31, 1997 and 1996 amounted to $23,022 and $0, respectively.

The Company acquired assets in exchange for the issuance of common stock and the assumption of various liabilities in connection with certain acquisitions. Cash and noncash investing and financing activities related to acquisitions consisted of the following for the years ended December 31, 1997 and 1996:

                                     1997           1996
                                 -------------  ------------
          Assets acquired        $ 30,628,401   $19,904,468
          Liabilities assumed     (11,000,061)   (6,032,525)
          Common stock issued      (3,351,000)     (851,643)
                                 ------------   -----------
          Total cash paid          16,277,340    13,020,300
          Less cash acquired         (314,493)      (16,564)
                                 ------------   -----------
          Net cash paid          $ 15,962,847   $13,003,736
                                 ============   ===========

Property and equipment acquired under capital leases for the years ended December 31, 1997 and 1996 amounted to $14,642,967 and $5,285,069, respectively.

The Company issued 26,215 and 60,831 shares of common stock valued at $48,296 and $66,668, in 1997 and 1996, respectively, pursuant to contingent stock issuance agreements relating to various acquisitions.

NOTE 12  COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Company is involved in certain lawsuits arising in the ordinary course of business. In the opinion of the Company's legal counsel and management, any liability resulting from such litigation would not be material in relation to the Company's financial position.

NOTE 13 - ACQUISITIONS
----------------------

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

On November 13, 1996, DHSMS purchased substantially all of the operating assets (exclusive of cash and mobile x-ray assets) of the ultrasound business of Advanced Clinical Technology, Inc. and Horizon/MDS Corporation (collectively "ACT"). The consideration paid for ACT consisted of approximately $12,620,000 in cash and $4,500,000 in the form of 642,857 shares of Series A Convertible Redeemable Preferred Stock of the Company, with an aggregate liquidation preference of $4,500,000. The Company also assumed approximately $4,727,000 of liabilities.

---------------------------------

In January 1997, the Company, through its Heart Institute of Tulsa, Inc. subsidiary ("HIT"), acquired Ultrasound Diagnostic Services, Ltd. ("UDS"), an Arizona-based provider of non-invasive diagnostic ultrasound testing services. The consideration paid for UDS consisted of 86,520 shares of DHS's common stock and a $400,000 cash payment to the former stockholders of UDS.

On March 21, 1997 (effective as of March 1, 1997), the Company, through its second-tier wholly-owned subsidiary, SoCal Diagnostic Services , Inc. ("SoCal"), purchased substantially all of the operating assets (exclusive of cash) of the ultrasound division of Diagnostic Imaging Services, Inc. ("DIS"), which business consists primarily of providing hospital-based and mobile non-invasive ultrasound and other diagnostic testing services to the acute and post-acute care industry and primary care physicians in the greater Los Angles and San Diego, California metropolitan areas and in counties adjacent thereto. The purchase included $6,519,475 of various assets (including goodwill), including approximately $2,579,158 of equipment, furniture and fixtures, $8,590 of security deposits, and $3,931,721 of goodwill. The purchase price paid to DIS was $6,519,475 (subject to post-closing adjustment), which was paid entirely in cash. In addition, SoCal assumed capital lease obligations, financing agreements and other commitments in respect of fixed assets in the aggregate principal amount of $1,519,261. The Company also agreed that it would, subsequent to the closing, in the event of certain business developments, issue certain common stock purchase warrants to DIS, and the Company and SoCal obtained a 10-year non-competition agreement from DIS in consideration of the cash sum of $1,000,000 paid to DIS and its ultimate corporate parent at the time of closing.

On April 17,1997 (effective March 1, 1997), SoCal acquired all of the issued and outstanding capital stock of DIS (which, together with its wholly-owned subsidiaries, Diagnostic Imaging Services, Inc. I and Santa Monica Imaging Center Limited Partnership, are collectively referred to herein as the "DIS Companies"), whose business consists primarily of the ownership and operation of four (4) hospital-based magnetic resonance imaging (MRI) centers located in southern California. The purchase price for the stock of DIS was $9,083,865 (subject to post-closing adjustment), of which $7,583,865 was paid in cash, and the remaining $1,500,000 of which is payable either in cash or (at the seller's option) in common stock of the Company (valued at $7.615 per share) in three equal annual installments of $500,000 each on April 17 of each of 1998, 1999 and 2000. In addition, the DIS Companies were acquired subject to capital lease obligations, financing agreements and other commitments in respect of fixed assets of the business in the aggregate principal amount of $6,046,755.

The funds utilized to pay the cash portion of the purchase price in the second DIS transaction were obtained through the simultaneous issuance and sale by the Company to The Prudential Insurance Company of America ("Prudential") of $20,000,000 in principal amount of senior subordinated promissory notes of the Company (the "Notes"). The Notes bear interest at a fixed rate of 10.5% per annum (payable quarterly), and mature as to principal in equal one-third installments on April 17 of each of 2003, 2004 and 2005. The Notes may be prepaid at the Company's option (subject to certain "make-whole" prepayment premiums in respect of the remaining stated term of the Notes), and the Company may be required (at the Noteholders' option) to purchase the Notes in the event of a change in control of the Company. In addition to application to the payment of the cash portion of the purchase price for the stock of DIS, the net proceeds from the issuance and sale of the Notes were utilized to repay $5,500,000 in borrowings obtained under the Company's senior credit facilities with Texas Commerce Bank National Association (the "Bank") (utilized in connection with the Company's March 1997 acquisition of the ultrasound business of DIS), and for short-term investments pending other use of such net proceeds.

---------------------------------

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

Effect as of October 17, 1997, HIT acquired CardioVision, Inc. ("CVI"), a Las Vegas, Nevada-based provider of non-invasive diagnostic ultrasound testing services. The consideration paid for CVI consisted of 29,728 shares of DHS common stock and a $340,000 cash payment to the former stockholders of CVI.

On November 19, 1997, SoCal acquired the assets and business of Valley Diagnostic Services ("Valley"), a proprietorship providing mobile diagnostic ultrasound testing services in southern California. The consideration paid by SoCal in this transaction consisted of 13,309 shares of DHS common stock and a $100,000 cash payment to the former owner of Valley.

Effective as of December 2, 1997, HIT acquired Medical Diagnostic Imaging, Inc. ("MDII"), a Huntsville, Alabama-based provider of non-invasive diagnostic ultrasound testing services. The consideration for MDII consisted of 100,524 shares of DHS common stock and a $900,000 cash payment to the former stockholders of MDII.

Effective as of December 9, 1997, SoCal acquired Mobil Diagnostics, Inc. ("Mobil"), a southern California-based provider of mobile non-invasive diagnostic ultrasound testing services. The consideration for Mobil consisted of 39,720 shares of DHS common stock and a cash payment of $150,000 to the former stockholder of Mobil. In addition, SoCal agreed to cause DHS to issue certain additional shares of DHS common stock to the former stockholder within 15 days after the first anniversary of the closing date, and to make cash payments to the former stockholder of $50,000 and $28,000, respectively, within 15 days after the first and second anniversaries of the closing date.

Effective as of December 30, 1997, the Company's second-tier wholly-owned subsidiary Mobile Diagnostic Systems, Inc. ("MDS") acquired Medical Ancillary Services, Inc. ("MASI"), a Fort Worth-based provider of non-invasive diagnostic ultrasound and nuclear imaging testing services. The consideration paid for MASI consisted of 53,582 shares of DHS common stock and a cash payment of $384,000 to the former stockholders of MASI.

NOTE 14 - RELATED PARTY TRANSACTIONS
------------------------------------

A stockholder of the Company is a principal in a firm that provides financial consulting services to the Company. Fees paid to the firm in 1997 and 1996 were $49,652 and $63,740, respectively.

The accounts receivable from stockholders consist of $13,543 of other advances made to three of the Company's stockholders as of December 31, 1997 and 1996, and $33,660 and $26,910, respectively, of accrued interest on the stockholder receivables.

NOTE 15 - STOCK OPTION PLANS
----------------------------

On April 15, 1992, DHS adopted a stock option plan (the "1992 Plan") that authorizes the granting of options to officers, directors and selected key employees and/or consultants to acquire shares of DHS common stock. The aggregate number of shares with respect to which qualified incentive options may be granted shall not exceed 180,702 shares, with the exercise price being not less than the fair market value at the date of grant. The aggregate number of shares with respect to which non-qualified options may be granted shall not exceed 722,807 shares. The exercise price for the non-qualified options shall not be less than 85% of the fair market value at the date of grant. As of December 31, 1997, substantially all of the available options under the 1992 Plan have been granted at exercise prices ranging from $0.9375 to $8.625 per common share, and approximately 94% of such awarded options contain optional price reduction provisions in connection with any change in control of the Company. Stock options outstanding under the 1992 Plan amounted to 639,308 and 793,585 as of the years ended December 31, 1997 and 1996, respectively.

In April 1995, in response to the substantial increase in the size of the Company and its labor force, the Board of Directors of the Company adopted and approved the Company's 1995 Non-Qualified Stock Option Plan (the "1995 Non-Qualified Plan"), pursuant to which officers, directors, and/or key employees and/or consultants of the Company can receive non-qualified stock options to purchase up to an aggregate of 500,000 shares of the Company's common stock.
The exercise price, expiration date and other terms of any options granted under the 1995 Non-Qualified Plan are substantially similar to the requirements applicable to non-qualified options under the 1992 Plan. Through December 31, 1997, the Company's Board of Directors had awarded substantially all of the available options under the 1995 Non-Qualified Plan at exercise prices ranging from $1.9375 to $10.25 per common share. Stock options outstanding under the 1995 Non-Qualified Plan amounted to 350,200 and 454,625 as of the years ended December 31, 1997 and 1996, respectively. At December 31, 1997, approximately 75% of such awarded options contain optional price reduction provisions in connection with any change in control of the Company.

---------------------------------------

In November 1995, the stockholders of DHS approved the Company's 1995 Incentive Stock Option Plan (the "1995 Incentive Plan") as previously adopted by DHS' Board of Directors. A total of 500,000 incentive stock options may be issued from time to time to key employees of the Company under the 1995 Incentive Plan, on terms and conditions (including an exercise price not less than fair market value on the date of grant) satisfying the requirements of the Internal Revenue Code with respect to incentive stock options. Through December 31, 1997, the Company's Board of Directors had awarded 298,800 options under the 1995 Incentive Plan at exercise prices ranging from $6.25 to $10.6875 per common share. Stock options outstanding under the 1995 Incentive Plan amounted to 159,789 and 127,250 as of the years ended December 31, 1997 and 1996, respectively.

In January 1997, the Board of Directors of the Company adopted and approved the Company's 1997 Non-Qualified Stock Option Plan (the "1997 Non-Qualified Plan"), pursuant to which officers, directors, and/or key employees and/or consultants of the Company can receive non-qualified stock options to purchase up to an aggregate of 1,000,000 shares of the Company's common stock. The exercise price, expiration date and other terms of any options granted under the 1997 Non-Qualified Plan are substantially similar to the requirements applicable to non-qualified options under the 1992 Plan. Through December 31, 1997, the Company's Board of Directors had awarded, under the 1997 Non-Qualified Plan, stock options for an aggregate of 696,061 common shares at exercise prices ranging from $7.4375 to $10.6875 per common share. Stock options outstanding under the 1997 Non-Qualified Plan amounted to 657,161 as of the December 31, 1997. At December 31, 1997, approximately one-third of such awarded options contain optional price reduction provisions in connection with any change in control of the Company.

---------------------------------------
A summary of the status of stock options is set forth below:

                                        Year ended             Year ended
                                     December 31, 1997      December 31, 1996
                                   ---------------------  ---------------------
                                                Weighted               Weighted
                                                Average                Average
                                                Exercise               Exercise
Stock Options                        Shares      Price      Shares      Price
-------------                      -----------  --------  -----------  --------

Outstanding, beginning of period    1,375,460      $3.81   1,215,401      $2.55
Granted                               897,890      $8.88     234,500      $6.30
Exercised                            (399,452)     $4.67      (1,125)     $3.65
Forfeited/expired                     (67,440)     $5.70     (73,316)     $2.96
                                   ----------             ----------

Outstanding, end of period          1,806,458      $7.53   1,375,460      $3.81
                                   ==========             ==========

Options exercisable, end of period  1,806,458      $7.53   1,358,960      $3.75
                                   ==========             ==========

Weighted average fair value of
options granted during the year         $8.88                  $6.30
                                   ==========             ==========

The following table summarizes information about stock options outstanding at December 31, 1997:

                                     Options Outstanding                              Options Exercisable
                    ----------------------------------------------------  --------------------------------------------
                                      Weighted Average
 Range of Exercise      Options           Remaining     Weighted Average  Options Exercisable at    Weighted Average
 Prices             Outstanding at    Contractual Life   Exercise Price          12/31/97            Exercise Price
                       12/31/97
------------------------------------------------------------------------  --------------------------------------------
$0.9375 to $3.00        737,308              3.67            $ 1.94               737,308                 $ 1.94
$3.01 to $5.50          157,000              5.91            $ 4.48               157,000                 $ 4.48
$5.51 to $7.50          383,350              5.87            $ 7.18               383,350                 $ 7.18
$7.51 to $10.00         248,800              5.96            $ 8.12               248,800                 $ 8.12
$10.01 to $13.00        280,000              6.03            $10.69               280,000                 $10.69
                    -----------                                               -----------
                      1,806,458              5.26            $ 7.48             1,806,458                 $ 7.48
                    ===========                                               ===========

---------------------------------------

Vesting varies by agreement ranging from zero to three years. Compensation costs will be recognized as an expense over the periods of employment attributable to the options at an amount equal to the excess of the fair market value of the stock at the date of measurement over the amount the employee must pay. The measurement date is generally the grant date. As of December 31, 1997 and 1996, no compensation cost was recognized as expense. Had compensation cost for the Company's stock-based compensation been determined on the fair value at the grant dates for awards with the method of FASB Statement 123, the Company's net income would have been $4,545,538 and $2,410,489 for the years ended December 31, 1997 and 1996, respectively. Accordingly, basic and diluted earnings per share would have amounted to $0.36 per share and $0.31 per share, respectively, as of December 31, 1996. Accordingly, basic and diluted earnings per share would have amounted to $0.48 per share and $0.47 per share, respectively, as of December 31, 1997.

On October 31, 1997, the Company filed an S-8 registration statement with the Securities and Exchange Commission registering an aggregate of 2,867,509 shares underlying the Company's stock option plans, for which options covering 1,789,660 shares were then outstanding. Executive officers and directors, who collectively held approximately 71% of the outstanding options and option shares, agreed to certain restrictions on the resale of their option shares during the one-year period following the effective date of the registration.

NOTE 16 - WARRANTS
------------------

On February 14, 1997, the SEC declared effective the Company's Form S-3 Registration Statement relating to an offering of 1,791,150 Warrant Shares, which are issuable upon exercise, at prices ranging from $5.48 to $7.50 per share, of (i) 1,375,000 Redeemable Common Stock Purchase Warrants (the "Public Warrants") issued in connection with the company's 1993 initial public offering (the "IPO"), (ii) 316,150 underwriter warrants issued in connection with the IPO (the "Underwriters' Warrants"), and (iii) 100,000 warrants issued in connection with DHS's equity private placement in April 1996 (the "Bridge Warrants") of which 2,500 had been exercised prior to the effectiveness of the registration. On February 18, 1997, the Company called all of the Public Warrants for redemption.

----------------------------

On April 17, 1997, the Company issued 60,000 common stock purchase warrants to Prudential Insurance Company of America in connection with the sale of $20,000,000 in principal amount of senior subordinated promissory notes. As of December 31, 1997, no warrants under this agreement had been exercised. At December 31, 1997, stock warrants outstanding amounted to 386,150, at exercise prices ranging from $5.48 to $12.25 per common share.

NOTE 17  EARNINGS PER SHARE
---------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                         For the year ended December 31, 1997
                                        --------------------------------------
                                           Income        Shares      Per Share
                                        (Numerator)   (Denominator)   Amount
                                        ------------  -------------  ---------
Income before extraordinary item         $5,433,595
Less: preferred stock dividend                  (47)
                                         ----------

BASIC EARNINGS PER SHARE
Income available to common stockholders  $5,433,548      9,527,736       $0.57
                                                                     =========

EFFECT OF DILUTIVE SECURITIES
Convertible preferred stock                      47        695,593
Stock warrants                                   --        156,993
Employee stock options                           --        841,036
                                         ----------     ----------

DILUTED EARNINGS PER SHARE
Income available to common stockholders
  plus assumed conversions               $5,433,595     11,221,358       $0.48
                                         ==========     ==========   =========

---------------------------------------

                                          For the year ended December 31, 1996
                                         --------------------------------------
                                            Income        Shares      Per Share
                                         (Numerator)   (Denominator)   Amount
                                         ------------  -------------  ---------

Income before extraordinary item          $2,459,083
Less:  preferred stock dividend                   (6)
                                          ----------

BASIC EARNINGS PER SHARE
Income available to common stockholders   $2,459,077      6,709,795       $0.37
                                                                      =========

EFFECT OF DILUTIVE SECURITIES
Convertible preferred stock                        6        648,986
Stock warrants                                    --        126,463
Contingent stock options                          --         58,935
Employee stock options                            --        902,156
                                          ----------      ---------

DILUTED EARNINGS PER SHARE
Income available to common stockholders
  plus assumed conversions                $2,459,083      8,446,335       $0.29
                                          ==========      =========   =========

Options to purchase 5,000 shares of common stock at $7.50 per share were outstanding at December 31, 1996, but were not included in the computation of diluted earnings per share because the options had an antidilutive effect on earnings per share. As of December 31, 1997, warrants to purchase 60,000 shares of common stock at $12.25 per share were outstanding but were not included in the computation of diluted earnings per share because the options had an antidilutive effect on earnings per share.

NOTE 18  EMPLOYEE BENEFIT PLAN
------------------------------

Effective March 31, 1997, the Company adopted a defined contribution pension plan for all eligible employees. The plan provides for savings contributions by employees of 1 to 15% of the their compensation, subject to limitations of the Employee Retirement Income Security Act. The Company may, at its discretion, make a matching contribution and/or discretionary contribution to the plan, both of which shall be determined by the Board of Directors. Such contributions are expenses and funded currently. The Company made no discretionary contributions during the year ended December 31, 1997.

NOTE 19  DISCONTINUED OPERATIONS
--------------------------------

In December 1997, the Company's Board of Directors adopted a plan to discontinue the operations of HomeCare International de Mexico S.A. de C.V. ("HomeCare.")
On December 30, 1997, the Company sold all of the outstanding stock of HomeCare and terminated all operations within Mexico. Accordingly, the loss of $392,674, net of tax benefit, from the disposal of a business segment has been segregated from continuing operations and reported as separate line item on the statement of operations. The net operating activity of HomeCare after the measurement date through date of disposal on December 30, 1997, was not significant.

In November 1997, the Company's Board of Directors adopted a plan to discontinue the operations of providing temporary placement with allied healthcare professionals throughout the U.S. and Mexico. Effective as of December 1, 1997, the Company sold certain assets associated with this business segment. Accordingly, the gain of $65,738, net of tax expense, from the disposal of a business segment has been segregated from continuing operations and reported as separate line item on the statement of operations. The net operating activity of this segment after the measurement date through date of disposal on December 1, 1997 was not significant.

NOTE 20  SUBSEQUENT EVENTS
--------------------------

Effective as of January 30, 1998, MDS acquired International Cardiac Monitoring, Inc. ("ICM"), a Houston-based provider of medical testing and monitoring services. The consideration paid for ICM consisted of 26,946 shares of DHS common stock.

-------------------------------------

On February 26, 1998, SoCal acquired from Diagnostic Imaging Services, Inc., a Delaware corporation ("DIS-Delaware"), one-half of the outstanding general partnership interests and one-half of the outstanding limited partnership interests in Scripps Chula Vista Imaging Center, L.P. ("SCVIC"), whose business consists of the operations of a magnetic resonance imaging center on the campus of Scripps Hospital in Chula Vista, California. The consideration paid for such partnership interests consisted of 127,250 shares of DHS common stock, which DHS has committed to include in its next registration statement filed with the Securities Exchange Commission (other than a registration statement in respect of any acquisition, merger or consolidation relating to DHS or any employee benefit plan of DHS).

In March, 1998, DIS-Delaware agreed, in principal, to convert $1,500,000 deferred liabilities owed in accordance with the acquisition of the MRI centers to common stock; therefore, the deferred liabilities were recorded as current liabilities at December 31, 1997.

Effective as of March 2, 1998, the Company acquired Sonomed, Inc. ("Sonomed"), a Birmingham, Alabama-based provider of medical testing and monitoring services. The consideration paid for Sonomed consisted of 14,571 shares of DHS common stock and a cash payment of $30,000 to the former stockholder of Sonomed.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                   PART III
                                   --------


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS


EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The executive officers, directors, and key employees of the Company are as follows:

Name                        Age                 Position
----                        ---                 --------
Max W. Batzer (1)            54  Chairman of the Board of Directors and
 Chief Executive Officer

Brad A. Hummel (2)           41  Director, President, Chief Operating
 Officer and Director

Thomas M. Sestak (1)(2)      55  Director

Bo W. Lycke (1)(2)           52  Director

James R. Angelica            50  Director and Senior Vice President

Bonnie G. Lankford           42  Sr. Vice President - Operations

Don W. Caughron              42  Vice President - Finance

Carol J. Gannon              38  Sr. Vice President - Clinical Services

Christopher L. Turner        37  Chief Financial Officer

Mark J. Foley                35  Vice President - Sales and Marketing

--------------------
(1)  Member of the compensation committee
(2)  Member of the audit committee

The Board of Directors of the Company is divided into three classes of an equal (or as nearly equal as possible) number of Directors, with each Director serving for a term of three years, and with elections for only one class of directors to be held in each year. Mr. Batzer's and Mr. Angelica's seats next come up for election on or about May 31, 1998, Mr. Sestak's and Mr. Lycke's seats next come up for election on or about May 31, 1999, and Mr. Hummel's seat next comes up for election on or about May 31, 2000.

The following is a summary of the business experience of each executive officer, director and key employee.

Max W. Batzer has been Chairman of the Board and Chief Executive Officer of the Company since 1987, and a stockholder and Director of the Company since its inception in 1983. From 1981 to 1991, Mr. Batzer was also President of General Hide & Skin Corporation, a worldwide commodity trading organization headquartered in New York City. In addition, Mr. Batzer has also, at various times during the past 20 years, worked as an analyst for Pan American World Airways, served as Vice President for Marketing for World Courier Inc., and served as a director and executive committee member of Simmons Airlines, Inc. (which was a publicly traded company that was purchased by and is now a subsidiary of American Airlines). Mr. Batzer holds a B.S.E. degree from The Wharton School at the University of Pennsylvania, and a M.B.A. degree from the University of Arizona.

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

Bo W. Lycke has been a Director of the Company since April 1993. Since February 1991, Mr. Lycke has been employed as Chairman of the Board and Chief Executive Officer of Claimsnet.com and its affiliate, National Financial Corporation, each of which is engaged in providing financial services to various medical businesses. Mr. Lycke holds a M.B.A. degree from the University of Goteborg, Sweden.

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

Bonnie G. Lankford has been Vice President-Operations of the Company since January 1996, and has been employed in other management capacities by the Company at all times since 1985. Ms. Lankford has received a certification in echocardiography from Grossmont College, and is a registered diagnostic medical sonographer in both echocardiology and obstetrics/gynecology.

Don W. Caughron has been Vice President-Finance of the Company since January 1996, and has been employed in other financial capacities with the Company at all times since April 1994. From May 1993 to April 1994, Mr. Caughron was a self-employed accountant. From 1990 to 1993, Mr. Caughron was Corporate Controller for Actuarial Computer Technology, Inc., a privately held Dallas-based actuarial computer software company. Mr. Caughron is a Certified Public Accountant in the State of Texas, and a member of the Texas Society of CPA's as well as the American Institute of CPA's. Mr. Caughron holds a B.B.A. degree from Texas Tech University.

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

Christopher L. Turner has been Chief Financial Officer of the Company since April 1997. Prior to joining the Company, Mr. Turner was a self-employed certified public accountant from 1992 to 1997, and shareholder in the Dallas, Texas firm of Turner & Turner, P.C. Mr. Turner began his career as an internal auditor for Interfirst Bank, and also worked for the Texas firm of Philip Vogel & Co., and the national public accounting firm Grant Thornton. He is a member of the American Institute of Certified Public Accountants (AICPA) and the Texas Society of Certified Public Accountants (TSCPA) where he has been active on various committees. Mr. Turner received his BSBA from Missouri Southern State College in 1983, Master of Accountancy from the University of Missouri in 1984, and was granted his CPA license in 1985.

Mark J. Foley has been Vice President - Sales and Marketing of the Company since April 1997. Prior to joining the Company, Mr. Foley was General Manager (Midwest Region) of the Diagnostic Services Division of National Medical Care, Inc. (and its predecessor company, Mediq Imaging Services) from 1989 to 1997, where he was responsible for one of that company's largest geographic territories. He received a B.S. in Business Administration from Fitchburg State College in 1984, and a M.B.A., Concentration in Marketing from the University of Massachusetts, Boston, in 1994.

The Company is not aware of any person who, at any time during the fiscal year ended December 31, 1997, was a director, officer, or beneficial owner of more than 10% of the Company's common stock that failed to timely file any reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, or prior years, except that (a) following the consummation of the Company's initial public offering in June 1993, each of the directors and officers of the Company was late in filing his or her Form 3 (all of which filings have since been made), and (b) Christopher L. Turner and Mark J. Foley were late in filing their respective Form 3s upon their becoming executive officers of the Company (both of which filings have since been made).

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the amount of all compensation paid by the Company to its Chief Executive Officer and its four most highly compensated executive officers (the "Named Officers") during the past three calendar years:

                                                         Other       Restricted
                                                        Annual         Stock     Options/    LTIP       All Other
Name & Principal Position    Year  Salary   Bonus   Compensation(1)    Awards    SAR's (#)  Payouts  Compensation(2)
--------------------------------------------------------------------------------------------------------------------

Max W. Batzer                1997  345,000  15,000             0              0   210,000         0             0
Chairman and CEO             1996  305,900  20,000             0              0         0         0             0
                             1995  231,000   7,500             0              0    75,000         0             0

Brad A. Hummel               1997  260,000  10,000             0              0   183,000         0       269,389
President and COO            1996  225,570  15,000             0              0         0         0             0
                             1995  173,133   7,500             0              0    30,000         0             0

Christopher L. Turner (3)    1997  103,125       0             0              0   150,000         0        24,640
Chief Financial Officer      1996       --      --             0              0         0         0             0
                             1995       --      --             0              0     3,000         0             0

Carol J. Gannon              1997  133,750       0             0              0    35,000         0             0
Sr. V.P. - Clinical Services 1996   85,102       0        65,000              0         0         0             0
                             1995    7,433       0             0              0         0         0             0

Bonnie G. Lankford           1997  135,000  16,000             0              0    45,000         0       121,585
Sr. V.P. - Operations        1996   99,420       0             0              0         0         0             0
                             1995  103,750       0             0              0    34,000         0             0

--------------------

(1) Does not include benefits or perquisites in an aggregate amount, as to each person, which is less than the lesser of $50,000 or 10% of the total salary and bonus for the subject year.

(2) Represents compensation arising from the exercise of non-qualified stock options.

(3) Represents compensation from commencement of such individual's employment in 1997.

A table detailing the stock options granted to Named Officers and directors is included under the heading "Stock Option Plans" below.

The Company does not pay directors' fees. Rather, the Compensation Committee of the Company's Board of Directors is authorized to consider the grant of non-qualified stock options to members of the Board, consistent with the Company's philosophy of incentivizing directors to foster, contribute to and participate in the Company's growth.

EMPLOYMENT AGREEMENTS

The Company has an employment agreement with Max W. Batzer, pursuant to which Mr. Batzer is to serve as Chairman of the Board and Chief Executive Officer of the Company through December 31, 2002. The employment agreement provides for a minimum base salary of $414,000 per annum, and benefits comparable to those provided to other Company employees. Although Mr. Batzer presently devotes his full business time to the Company, his employment agreement permits him to engage in other business activities that are not competitive with the business of the Company and that do not materially interfere with his performance of his duties and responsibilities to the Company.

The Company has an employment agreement with Brad A. Hummel, pursuant to which Mr. Hummel is to serve as President and Chief Operating Officer of the Company through December 31, 2002. The employment agreement provides for a minimum base salary of $310,500 per annum, and benefits comparable to those provided to other Company employees. The agreement further provides for Mr. Hummel to devote substantially all of his business time to the performance of his duties and responsibilities to the Company.

Each of Mr. Batzer's and Mr. Hummel's employment agreements grants to the subject employee the right to elect, within one year after any change in control of the Company, to terminate his employment on not less than 90 days' prior written notice, and thereafter receive his salary and benefits for a period of 24 months or to the scheduled expiration date of such employment agreement (whichever is later). Such salary continuation is also applicable in the event that the Company terminates such individual's employment (other than "for cause") within one year after any change in control of the Company. For purposes of such agreements, a "change in control" is deemed to occur at such time as 20% of the total outstanding votes eligible to vote for directors of the Company are owned (legally or beneficially) by any person (or group of persons acting in concert) who was not a stockholder of the Company as of March 13, 1996.

The Company also has employment agreements with James R. Angelica, Bonnie G. Lankford, Carol J. Gannon, Christopher L. Turner and Mark J. Foley. Mr. Angelica's employment agreement (as amended) calls for him to serve as a Senior Vice President of the Company through August 31, 1998, at a base salary of $160,000 per annum, and benefits comparable to those provided to other Company employees. Ms. Lankford's employment agreement (as amended) calls for her to serve as Senior Vice President-Operations of the Company through December 31, 1999, at a minimum base salary of $150,000 per annum, and benefits comparable to those provided to other Company employees. Ms. Gannon's employment agreement calls for her to serve as Senior Vice President - Clinical Services of the Company through December 31, 1998, and provides for a fixed annual salary of $150,000 per annum, and benefits comparable to those provided to other Company employees. Mr. Turner's employment agreement calls for him to serve as Chief Financial Officer of the Company through March 31, 1999, and provides for a fixed annual salary of $165,000 per annum and benefits comparable to those provided to other Company employees. Mr. Foley's employment agreement calls for him to serve as Vice President - Sales and Marketing of the Company through May 31, 1999, and provides for a fixed annual salary of $135,000 per annum, commissions on certain new account revenues in excess of business development budgets, and benefits comparable to those provided to other Company employees.

Any increases in the annual rates of compensation of Messrs. Batzer, Hummel and Angelica under their employment agreements must be approved by a majority of both the disinterested directors and the Compensation Committee of the Company's Board of Directors.

STOCK OPTION PLANS

On April 15, 1992, the stockholders of the Company approved the Company's 1992 Stock Option Plan, as previously adopted by the Company's Board of Directors (the "1992 Plan"), pursuant to which officers, directors, and/or key employees and/or consultants of the Company can receive incentive stock options and non-qualified stock options to purchase up to an aggregate of 903,509 shares of the Company's Common Stock (of which no more than 180,702 shares may be pursuant to qualified incentive stock options, and no more than 722,807 shares may be pursuant to non-qualified stock options). There are currently outstanding, under the 1992 Plan, stock options for an aggregate of 610,685 shares of common stock at exercise prices ranging from $.93 to $8.625 per share, and expiring at various times from January 1999 through April 2005. The weighted average exercise price under such options is approximately $1.97 per share. The exercise prices applicable under such outstanding stock options represent not less than 100% of the fair market value of the underlying Common Stock as of the date that such options were granted, as determined from the closing bid price most recently quoted in the over-the-counter "pink sheets" or on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") prior to the date that such options were granted.

With respect to incentive stock options, the 1992 Plan provides that the exercise price of each such option must be at least equal to 100% of the fair market value of the Common Stock on the date that such option is granted (and 110% of fair market value in the case of stockholders who, at the time the option is granted, own more than 10% of the total outstanding Common Stock), and requires that all such options have an expiration date not later than that date which is one day before the tenth anniversary of the date of the grant of such options (or the fifth anniversary of the date of grant in the case of 10% stockholders). However, with certain limited exceptions, in the event that the option holder ceases to be associated with the Company, or engages in or is involved with any business similar to that of the Company, such option holder's incentive options immediately terminate. Pursuant to the 1992 Plan, the aggregate fair market value, determined as of the date(s) of grant, for which incentive stock options are first exercisable by an option holder during any one calendar year cannot exceed $100,000.

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

The 1992 Plan further provides that non-qualified options may (but need not) include a provision that, in the event of any change in control and management of the Company or any sale of the business of the Company, except to the extent that the subject option holder affirmatively elects, during a limited period of time following such event, to permanently revoke and terminate the subject non-qualified option (in whole or in part) and/or to reaffirm all or any portion of such non-qualified option without giving effect to the reduction in exercise price herein described, then the otherwise applicable exercise price in respect of such option may thereafter be reduced (but not by more than 50%) in the event that, and at such time(s) as, the subject option holder thereafter exercises such option (or the non-revoked and non-reaffirmed portion thereof, as the case may be). Substantially all of the 572,135 outstanding non-qualified options under the 1992 Plan contain such provision, and this could have the effect of delaying or hindering potential change in control or sale transactions, and/or providing additional compensation or consideration to the subject option holders in connection with any such transaction that may be consummated.

In April 1995, in response to the substantial increase in the size of the Company and its labor force, the Board of Directors of the Company adopted and approved the Company's 1995 Non-Qualified Stock Option Plan (the "1995 Non-Qualified Plan"), pursuant to which officers, directors, and/or key employees and/or consultants of the Company can receive non-qualified stock options to purchase up to an aggregate of 500,000 shares of the Company's common stock.
The exercise price, expiration date and other terms of any options granted under the 1995 Non-Qualified Plan are substantially similar to the requirements applicable to non-qualified options under the 1992 Plan. As of March 19, 1998, there were outstanding, under the 1995 Non-Qualified Plan, stock options for an aggregate of 308,950 shares of common stock at exercise prices ranging from $1.93 to $10.25 per share, and expiring at various times from December 2000 through January 2006. The weighted average exercise price under such options is $4.11 per share. Approximately 75% of the outstanding options under the 1995 Non-Qualified Plan contain price reduction provisions similar to those described in the immediately preceding paragraph.

The Company also maintains a 1995 Incentive Stock Option Plan ("the 1995 Incentive Plan"), as approved by the Company's stockholders on November 22, 1995, pursuant to which key employees of the Company can receive incentive stock options to purchase up to an aggregate of 500,000 shares of common stock of the Company. The requirements of the 1995 Incentive Plan are substantially identical to the provisions of the 1992 Plan which are specifically applicable to incentive stock options, except that the 1995 Incentive Plan will expire on August 31, 2005 (after which date no further options may be granted under the 1995 Incentive Plan). As of March 19, 1998, there were outstanding, under the 1995 Incentive Plan, stock options for an aggregate of 147,539 shares of common stock at exercise prices ranging from $6.25 to $10.69 per share, and expiring at various times from July 2001 through December 2002. The weighted average exercise price under such options is $8.72 per share.

In January 1997, the Board of Directors of the Company adopted the Company's 1997 Non-Qualified Stock Option Plan (the "1997 Non-Qualified Plan"), pursuant to which officers, directors and/or key employees and/or consultants of the Company can receive non-qualified stock options to purchase up to an aggregate of 1,000,000 shares of the Company's Common Stock. The exercise price, expiration date and other terms of any options granted under the 1997 Non-Qualified Plan are substantially similar to the requirements applicable to non-qualified options under the 1992 Plan. As of March 19, 1998, there were outstanding, under the 1997 Non-Qualified Plan, options for an aggregate of 649,911 shares of Common Stock at exercise prices ranging from $7.44 to $10.69 per share and expiring at various times from January 2005 through December 2005. The weighted average exercise price under such options is $8.71 per share. Approximately one-third of such options contain price reduction provisions similar to those described above.

The table set forth below lists information on stock options granted to each of the Company's Named Officers and directors during the year ended December 31, 1997.


                                                   Percent of
                                                Total Options
                                                   Granted to  Exercise
                           Type of     Number    Employees In      Price         Expiration
Name                        Option  of Shares     Fiscal Year  Per Share               Date
-------------------------------------------------------------------------------------------
Max W. Batzer        Non-qualified    100,000           16.0%     $ 7.44    January 2, 2005
                         Qualified     10,000            1.6%     $ 8.00        May 1, 2002
                         Qualified     11,221            1.8%     $10.69  December 21, 2002
                     Non-qualified     88,779           14.2%     $10.69  December 21, 2005

Brad A. Hummel       Non-qualified     75,000           12.0%     $ 7.44    January 2, 2005
                         Qualified      8,000            1.3%     $ 8.00        May 1, 2002
                         Qualified     12,718            2.0%     $10.69  December 21, 2002
                     Non-qualified     87,282           13.9%     $10.69  December 21, 2005

Thomas M. Sestak     Non-qualified      5,000            N/A      $ 7.44        May 1, 2005
                     Non-qualified     10,000            N/A      $10.69  December 21, 2005

Bo W. Lycke          Non-qualified      5,000            N/A      $ 7.44    January 2, 2005
                     Non-qualified     10,000            N/A      $10.69  December 21, 2005

James R. Angelica    Non-qualified     10,000            1.6%     $ 7.44    January 2, 2005
                         Qualified      1,000            0.2%     $ 8.00        May 1, 2002
                         Qualified     12,000            1.9%     $10.69  December 21, 2002
                     Non-qualified      8,000            1.3%     $10.69  December 21, 2005

Christopher L.       Non-qualified    150,000           24.0%     $ 8.19      April 3, 2005
Turner

Carol J. Gannon      Non-qualified     15,000            2.4%     $ 7.44    January 2, 2005
                         Qualified      5,000            0.8%     $ 8.00        May 1, 2002
                         Qualified      9,000            1.4%     $10.69  December 21, 2002
                     Non-qualified      6,000            1.0%     $10.69  December 21, 2005

Bonnie G.            Non-qualified     25,000            4.0%     $ 7.44    January 2, 2005
Lankford                 Qualified      5,000            0.8%     $ 8.00        May 1, 2002
                         Qualified      9,000            1.4%     $10.69  December 21, 2002
                     Non-qualified      6,000            1.0%     $10.69  December 21, 2005

Through December 31, 1997, a total of 399,452 stock options granted under the Plans had been exercised (214,875 by executive officers and directors).

The following table sets forth all stock option exercises by Named Officers and directors of the Company during the fiscal year ended December 31, 1997, the "value" (i.e., the amount by which the fair market value of the underlying common stock exceeded the option exercise price on the date of exercise) realized upon such exercises, the number of remaining options held by Named Officers and directors of the Company as of December 31, 1997, and the "value" (i.e., the amount by which the fair market value of the underlying common stock exceeded the option exercise price) as of December 31, 1997 of all unexercised stock options then held by Named Officers and directors of the Company. All of such stock options were then and now are currently exercisable.

                        Shares                           Number of               Value of Unexercised
                       Acquired         Value           Unexercised                  In-The-Money
Name                 on Exercise      Realized   Options at Fiscal Year End   Options at Fiscal Year End
----                 -----------      --------   --------------------------   --------------------------
Max W. Batzer           13,582        $138,784             505,505                     $3,518,649
Brad A. Hummel          70,582        $778,574             352,645                     $2,058,796
Thomas M. Sestak        15,000        $127,163             181,645                     $1,637,946
Bo W. Lycke              8,200        $ 87,088              83,800                     $  688,788
James R. Angelica       38,000        $298,500              20,000                     $   22,500
Christopher L. Turner    3,000        $ 25,188             150,000                     $  543,750
Carol J. Gannon              0              --              35,000                     $  101,563
Bonnie G. Lankford      44,702        $525,375              82,209                     $  678,750


Prior to April 16, 1993, the 1992 Plan was administered by the Company's Board of Directors. Beginning on April 16, 1993, administration of the 1992 Plan was delegated to the Compensation Committee of the Company's Board of Directors, which has wide discretion in determining the recipients of options, the amounts of options awarded, and various other terms and conditions applicable to options granted under the 1992 Plan. The 1995 Non-Qualified Plan, the 1995 Incentive Plan and the 1997 Non-Qualified Plan have at all times been administered by the Compensation Committee, which has similar wide discretion in the administration thereof. In determining whether and to what extent specific employees or consultants will be awarded options, the Compensation Committee takes into account the value of the specific individual's services to the Company, the individual's time in service, the long-term prospects for the individual to handle additional responsibilities within the Company, and such other factors as the Compensation Committee may deem relevant in order to reward and motivate the Company's employees and consultants.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

The following table sets forth, as of March 19, 1998, the number of shares of the Company's Common Stock owned by each person (including any "group" as used in Section 13(d)(3) of the Exchange Act) known to the Company to be the beneficial owner of more than five percent of the Company's common stock, each director of the Company, and all directors and executive officers of the Company as a group.

                                                  Beneficially
Name and Address of Beneficial Owner                 Owned        Percentage
------------------------------------              ------------    ----------

Max W. Batzer                                       660,255(1)        5.7%
 2777 Stemmons
 Dallas, Texas 75207
Thomas M. Sestak                                    308,066(2)        2.7%
 1226 Ninth Avenue
 San Francisco, California 94122
Brad A. Hummel                                      361,238(3)        3.2%
 2777 Stemmons
 Dallas, Texas 75207
Bo W. Lycke                                          84,800(4)        0.8%
 2777 Stemmons
 Dallas, Texas 75207
James R. Angelica                                   414,052(5)        3.7%
 9717 Landmark Parkway Drive
 St. Louis, Missouri 63127

All directors and executive officers
 as a group (ten persons)             2,359,222(1)(2)(3)(4)(5)       19.0%

--------------------
(1) Includes 505,505 shares which are subject to currently exercisable stock options.
(2) Includes 452 shares held by Mr. Sestak as custodian for his minor children, and 181,645 shares which are subject to currently exercisable stock options.
(3) Includes 352,645 shares which are subject to currently exercisable stock options.
(4) Includes 83,800 shares which are subject to currently exercisable stock options.
(5) Includes 20,000 shares which are subject to currently exercisable stock options. Of the 394,052 outstanding shares, 356,052 are held jointly by Mr. Angelica and his spouse.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 1989, Max W. Batzer, Thomas M. Sestak and Brad A. Hummel borrowed $66,000, $10,000 and $33,000, respectively, from the Company. The proceeds of these loans were utilized by Messrs. Batzer, Sestak and Hummel to purchase shares of common stock. The loans were amended and restated as of January 1, 1993, such that the loans now bear simple interest at a certain bank's prime rate (adjusted annually for purposes of the loans), with payment of all principal and accrued interest due on December 31, 2000. Mr. Sestak's loan was repaid in full in October 1993. Mr. Batzer's and Mr. Hummel's loans are non-recourse, and are secured solely by shares of common stock of the Company having an aggregate market value equal to 50% of the outstanding loan obligations (provided that the number of shares pledged as collateral will never exceed the number of shares (185,265 in the case of Mr. Batzer, and 92,633 in the case of Mr. Hummel) purchased with the proceeds of the loans. The Company has retained a right of first refusal in connection with any proposed sale of the pledged shares while they remain subject to such pledge, although the Company is prohibited, under its loan agreement with Chase Bank of Texas, N.A. ("Chase"), to redeem or purchase any shares of its common stock without Chase's prior consent.

In April 1996, in connection with the Company's private placement of the Bridge Notes and Bridge Warrants, an aggregate of $50,000 of Bridge Notes and 2,500 Bridge Warrants were purchased by James R. Angelica, $100,000 of Bridge Notes and 5,000 Bridge Warrants were purchased by Thomas M. Sestak, and $50,000 of Bridge Notes and 2,500 Bridge Warrants were purchased by Carol J. Gannon. All of such Bridge Notes have since been repaid, and all of such Bridge Warrants have since been exercised.

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K

Exhibits          Description of Exhibit
--------          ----------------------
3.1               Certificate of Incorporation of the Company, as amended. (1)

3.2               By-Laws of the Company. (1)

3.3 Certificate of Amendment of Certificate of Incorporation of the Company, authorizing preferred stock of the Company. (2)

3.4               Certificate of Stock Designation, creating Series A Preferred
                  Stock. (4)

4.1 1992 Stock Option Plan, including forms of qualified incentive stock option agreement and non-qualified stock option agreement. (1)

4.2               Form of Underwriter's Warrant. (1)

4.3               Specimen Form of Share Certificate. (1)

4.4               1995 Nonqualified Stock Option Plan.  (2)

4.5               1995 Incentive Stock Option Plan. (2)

4.6               Form of Bridge Warrant and Bank Warrant. (3)

4.7               1997 Non-Qualified Stock Option Plan. (5)

10.1 Employment Agreement, dated November 1, 1991 between the Company and Max W. Batzer. (1)

10.2 Amendment, dated March 13, 1996, to Employment Agreement between the Company and Max W. Batzer. (3)

10.3 Amendment, dated January 1, 1998, to Employment Agreement between the Company and Max W. Batzer.

10.4 Employment Agreement, dated November 1, 1991, between the Company and Brad A. Hummel. (1)

10.5 Amendment, dated March 13, 1996, to Employment Agreement between the Company and Brad A. Hummel. (3)

10.6 Amendment, dated January 1, 1998, to Employment Agreement between the Company and Brad A. Hummel.

10.7              Lease Agreement for Dallas headquarters. (1)

10.8 Agreement between the Company and Northeast Community Hospital (Bedford, Texas). (1)

10.9 Agreement between the Company and Central Texas Medical Center (San Marcos, Texas). (1)

10.10 Contingent Share Agreement between the Company and former owner of Medmark. (2)

10.11 Contingent Payment Agreement between the Company and the former owner of Reliascan. (2)

10.12 Contingent Share Agreement between the Company and the former stockholder of HDII. (2)

10.13 Amended and Restated Loan Agreement, dated as of July 24, 1996, among the Company, its subsidiaries and Chase Bank of Texas, N.A., formerly Texas Commerce Bank National Association. (5)

10.14 Asset Purchase Agreement, dated September 27, 1996, by and among the Company, DHS Management Services, Inc., Advanced Clinical Technology, Inc., Horizon MDS Corporation, and Horizon/CMS Healthcare Corporation. (4)

10.15 Asset Purchase Agreement, dated March 21, 1997 (but as of an effective date of March 1, 1997), relating to first DIS acquisition. (6)

10.16 Stock Purchase Agreement, dated March 21, 1997, relating to the second DIS acquisition. (7)

10.17 Note Agreement, dated as of April 16, 1997, between the Company and Prudential. (7)

11.1              Statement re: computation of per share earnings.

21.1              Subsidiaries of the Company.

--------------------

(1) Incorporated by reference, filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form SB-2 filed on June 11, 1993, SEC File No. 33-61392-FW.

(2) Incorporated by reference, filed as an exhibit to the Company's report on Form 10-KSB filed on April 1, 1996.

(3) Incorporated by reference, filed as an exhibit to the Company's Registration Statement on Form SB-2 filed on April 25, 1996, SEC File No. 333-4034.

(4) Incorporated by reference, filed as an exhibit to the Company's report on Form 8-K filed on November 26, 1996.

(5) Incorporated by reference, filed as an exhibit to the Company's report on Form 10-KSB filed on March 31, 1997.

(6) Incorporated by reference, filed as an exhibit to the Company's report on Form 8-K filed on April 4, 1997.

(7) Incorporated by reference, filed as an exhibit to the Company's report on Form 8-K filed on May 2, 1997.

                                  SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 1998

                            DIAGNOSTIC HEALTH SERVICES, INC.



                            By:/S/ Max W. Batzer
                               -------------------------------------------------
                               Max W. Batzer, Chairman and
                               Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                           Date
---------                       -----                           ----


/S/ Max W. Batzer
-------------------------
Max W. Batzer                   Chairman, Chief Executive       March 31, 1998
                                Officer and Director


/S/ Brad A. Hummel
-------------------------
Brad A. Hummel                  President, Chief Operating      March 31, 1998
                                Officer and Director


/S/ Christopher L. Turner
-------------------------
Christopher L. Turner           Chief Financial Officer and
                                Principal Accounting Officer    March 31, 1998


/S/ Bo W. Lycke
-------------------------
Bo W. Lycke                     Director                        March 31, 1998