Form 10-Q
period 1998-03-31
DIAGNOSTIC HEALTH SERVICES INC /DE/
filed 1998-05-15
CIK 895659

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                     ------------------------------------

                                   FORM 10-Q



              [X] Quarterly Report pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1998

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

As of March 31, 1998, there were 11,299,799 issued and 11,066,540 shares outstanding of Registrant's common stock, $.001 par value.

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES

                         Quarterly Report on Form 10-Q

                                     INDEX



PART I.  Financial Information                                         Page No.


Item 1.  Financial Statements

Consolidated Balance Sheets                                               2-3
March 31, 1998 and December 31, 1997

Consolidated Statements of Operations
Three months ended March 31, 1998 and 1997                                  4

Consolidated Statement of Stockholders' Equity
March 31, 1998                                                              5

Consolidated Statements of Cash Flows
Three months ended March 31, 1998 and 1997                                  6

Notes to Consolidated Financial Statements                               7-11

Item 2.  Management's Discussion and Analysis or

Plan of Operation                                                       12-14


PART II.  Other Information                                                15

Signatures                                                                 16

Item 6. Exhibits and Reports on Form 8-K                                   17

Exhibit 11.1 - Statement re:  computation of per share earnings            18

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                 DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------
                                                      (Unaudited)          (Audited)
                                                     March 31, 1998    December 31, 1997
                                                    ----------------   -----------------
CURRENT ASSETS:
   Cash and cash equivalents                         $   5,664,014      $   5,126,114
   Accounts receivable:  Trade, net of
       allowance for doubtful accounts                  16,207,993         17,294,128
   Accrued interest and other                              693,289            793,369
   Contract receivables - current                        2,230,576          2,167,265
   Deferred federal income taxes                            87,876             87,876
   Prepaid expenses and other                            1,440,721          1,528,931
                                                     -------------      -------------

   Total Current Assets                                 26,324,469         26,997,683
                                                     -------------      -------------

PROPERTY & EQUIPMENT:
   Office furniture & equipment                          2,098,414          2,015,749
   Machinery & service equipment                        35,932,977         35,286,844
   Leasehold improvements                                  289,299            273,968
   Less: Accumulated depreciation and amortization     (10,200,442)        (8,876,887)
                                                     -------------      -------------

      TOTAL PROPERTY & EQUIPMENT                        28,120,248         28,699,674
                                                     -------------      -------------

OTHER ASSETS:
   Deposits and other assets                             3,443,707          2,999,701
   Deferred acquisition costs                              140,582            122,536
   Contract receivables - long-term                     10,980,847         10,058,674
   Equity in unconsolidated partnership                  1,692,206                 --
   Goodwill                                             39,064,547         38,793,903
   Noncompete agreements                                 3,450,270          3,428,270
   Less: Accumulated amortization                       (3,802,757)        (3,240,266)
                                                     -------------      -------------

   Total Other Assets                                   54,969,402         52,156,818
                                                     -------------      -------------


TOTAL ASSETS                                         $ 109,414,119      $ 107,854,175
                                                     =============      =============

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------


                                                         (Unaudited)       (Audited)
                                                        March 31, 1998  December 31, 1997
                                                        --------------  -----------------
CURRENT LIABILITIES:
   Accounts payable                                     $   1,410,654     $   2,626,978
   Accrued liabilities                                      1,951,141         3,774,969
   Current lease obligations                                4,568,536         4,663,279
   Current portion of long-term debt                        1,361,559         1,485,113
   Deferred liability                                       1,500,000         2,362,554
   Notes payable                                            2,500,000         1,500,000
   Current income taxes                                     1,654,582         1,363,543
                                                        -------------     -------------

Total Current Liabilities                                  14,946,472        17,776,436

Long-term lease obligations                                 9,241,631        10,348,496
Long-term debt                                              4,640,871         4,961,570
Senior subordinated debt                                   20,000,000        20,000,000
Deferred rent                                                 147,567           149,253
Other liabilities                                           2,742,500         2,647,277
Deferred income taxes                                       2,018,480         2,018,480
                                                        -------------     -------------

   Total Liabilities                                       53,737,521        57,901,512
                                                        -------------     -------------

Stockholders' Equity:
   Common stock, $.001 par value, authorized
     15,000,000 shares; issued 11,299,799 and
     10,718,867 shares and outstanding 11,066,540
     and 10,485,608 shares at March 31, 1998 and
     December 31, 1997, respectively                           11,248            10,719
   Preferred stock, $.001 par value; authorized
     3,000,000 shares; issued and outstanding 695,593
     shares at March 31, 1998 and at
     December 31, 1997; $4.5 million
     liquidation preference                                       696               696
   Additional paid-in capital                              46,406,603        42,151,656
   Retained earnings                                        9,469,202         8,000,743
   Stockholder receivable                                    (103,500)         (103,500)
   Treasury stock (at cost)                                  (107,651)         (107,651)
                                                        -------------     -------------

Total Stockholders' Equity                                 55,676,598        49,952,663
                                                        -------------     -------------

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                                    $ 109,414,119     $ 107,854,175
                                                        =============     =============

                 DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)

                                              Three Months Ended March 31,
                                              ----------------------------
                                                   1998            1997
                                              ------------    ------------
REVENUES:
   Gross revenues                             $ 14,414,390    $ 10,509,976
                                              ------------    ------------

EXPENSES:
   General & administrative                        810,245         547,274
   Salaries & employee benefits                  6,490,857       5,048,212
   Legal & professional                             60,090          51,007
   Rent & utilities                                367,908         199,272
   Taxes & insurance                               271,072         106,261
   Technical operating expenses                  1,310,870       1,430,087
   Provision for doubtful accounts                 144,144         101,741
   Depreciation and amortization                 1,924,177       1,162,132
                                              ------------    ------------
     TOTAL OPERATING EXPENSES                   11,379,363       8,645,986
                                              ------------    ------------

   Equity in earnings of
      unconsolidated partnership                    85,675              --
                                              ------------    ------------

INCOME FROM OPERATIONS                           3,120,702       1,863,990

OTHER INCOME (EXPENSE):
   Other income                                     53,133          73,878
   Interest expense                             (1,014,338)       (391,456)
                                              ------------    ------------
     TOTAL OTHER INCOME (EXPENSE)                 (961,205)       (317,578)
                                              ------------    ------------

INCOME BEFORE INCOME TAXES                       2,159,497       1,546,412

PROVISION FOR FEDERAL INCOME TAXES                 691,038         525,780
                                              ------------    ------------

NET INCOME                                    $  1,468,459    $  1,020,632
                                              ============    ============

EARNINGS PER SHARE:
   Basic                                      $       0.14    $       0.10
                                              ============    ============
   Diluted                                    $       0.12    $       0.10
                                              ============    ============

Weighted average common shares outstanding:
   Basic                                        10,761,768       9,767,989
                                              ============    ============
   Diluted                                      12,366,956      10,475,910
                                              ============    ============


                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
           Consolidated Statement of Stockholders' Equity (Unaudited)
                   For the Three Months Ended March 31, 1998


                                                                Additional
                                          Common    Preferred     Paid-in      Retained    Stockholder   Treasury
                                           Stock     Stock        Capital      Earnings    Receivable      Stock         Total
                                        ------------------------------------------------------------------------------------------
Balance, January 1, 1998                 $10,719      $696     $42,151,656    $8,000,743    ($103,500)   ($107,651)   $49,952,663

Net income                                                                     1,468,459                                1,468,459

Warrants exercised                           200                 1,297,800                                              1,298,000

Shares issued in connection
with the following acquisitions:
    ICM                                       36                   289,178                                                289,214
    Sonomed                                   15                   169,985                                                170,000
   Chula Vista Partnership                   127                 1,606,404                                              1,606,531

Stock options exercised                      151                   891,580                                                891,731

                                        ------------------------------------------------------------------------------------------
Balance, March 31, 1998                  $11,248       $696    $46,406,603    $9,469,202    ($103,500)  ($107,651)    $55,676,598
                                        ==========================================================================================

                 DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)



                                                       Three Months Ended March 31,
                                                       -----------------------------
                                                           1998             1997
                                                       ------------    -------------
CASH FLOWS FROM OPERATIONS:
    Net income                                         $  1,468,459    $  1,020,632
Adjustments to Reconcile Net Income to
    Net Cash Provided by Operations:
    Depreciation and amortization                         1,924,178       1,162,132
    Decrease in deferred rent expense                        (1,686)         (1,112)
    Gain on disposal of assets                                 (186)             --
    Foreign currency translation adjustments                     --           2,350
    (Increase) decrease in trade receivable               1,254,878        (265,944)
    Increase in contracts receivable                       (985,484)       (411,433)
    (Increase) decrease in prepaid expenses                  92,759        (681,413)
    Increase in other assets                               (444,007)     (1,106,052)
    Increase in equity in unconsolidated partnership        (85,675)             --
    Increase (decrease) in accounts payable              (1,234,303)        164,840
    Increase (decrease) in accrued liabilities           (1,825,596)      5,088,338
    Increase in income taxes payable                        291,039         525,780
    Increase in other liabilities                            95,223         614,770
                                                       ------------    ------------
NET CASH PROVIDED BY OPERATIONS                             549,599       6,112,888
                                                       ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Decrease in cash investments                                 --       5,000,000
    Cash payments for the purchase of property             (516,908)       (349,786)
    Acquisition of businesses net of cash acquired           (4,472)    (14,357,147)
    Additional subsidiary acquisition costs                 (91,741)       (148,952)
    Decrease in other receivables                            37,215         137,856
    (Increase) decrease in employee receivables              64,958         (39,117)
    Increase in stockholder receivable                       (2,093)         (1,552)
                                                       ------------    ------------
    NET CASH  (USED IN) PROVIDED BY INVESTING
       ACTIVITIES                                          (513,041)     (9,758,698)
                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                2,189,731       8,662,569
    Net borrowings on line of credit                        137,446         715,000
    Proceeds from bank loans                                     --       5,980,000
    Principal payments on long-term debt                   (624,227)     (2,582,160)
    Principal payments on capital lease obligations      (1,201,608)       (491,155)
                                                       ------------    ------------
NET CASH  (USED IN) PROVIDED BY FINANCING
    ACTIVITIES                                              501,342      12,284,254
                                                       ------------    ------------

NET INCREASE IN CASH                                        537,900       8,638,444
CASH AND CASH EQUIVALENTS BALANCE,
    BEGINNING OF PERIOD                                   5,126,114         229,547
                                                       ------------    ------------
CASH AND CASH EQUIVALENTS BALANCE,
    END OF PERIOD                                      $  5,664,014    $  8,867,991
                                                       ============    ============

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTE 1. GENERAL

The unaudited consolidated financial statements included herein for Diagnostic Health Services, Inc. and subsidiaries ("DHS" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain 1997 balances have been reclassified to conform to the 1998 presentation. These financial statements include the accounts of the Company and its subsidiaries, which are set forth in the following table.



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

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTE 2. WARRANTS

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

On April 17, 1997, the Company issued 60,000 common stock purchase warrants to Prudential Insurance Company of America in connection with the sale of $20,000,000 in principal amount of senior subordinated promissory notes. As of March 31, 1998, no warrants under this agreement had been exercised. At March 31, 1998, stock warrants outstanding amounted to 108,514 at exercise prices ranging from $5.48 to $12.25 per common share.

NOTE 3. ACQUISITIONS

In January 1997, the Company, through its Heart Institute of Tulsa, Inc. subsidiary ("HIT"), acquired Ultrasound Diagnostic Services, Ltd. ("UDS"), an Arizona-based provider of non-invasive diagnostic ultrasound testing services. The consideration paid for UDS consisted of 86,520 shares of DHS's common stock and a $400,000 cash payment to the former stockholders of UDS.

On March 21, 1997 (effective as of March 1, 1997), the Company, through its second-tier wholly-owned subsidiary, SoCal Diagnostic Services, Inc. ("SoCal"), purchased substantially all of the operating assets (exclusive of cash) of the ultrasound division of Diagnostic Imaging Services, Inc. ("DIS"), which business consists primarily of providing hospital-based and mobile non-invasive ultrasound and other diagnostic testing services to the acute and post-acute care industry and primary care physicians in the greater Los Angeles and San Diego, California metropolitan areas and in counties adjacent thereto. The purchase included $6,519,475 of various assets (including goodwill), including approximately $2,579,158 of equipment, furniture and fixtures, $8,590 of security deposits, and $3,931,721 of goodwill. The purchase price paid to DIS was $6,519,475 (subject to post-closing adjustment), which was paid entirely in cash. In addition, SoCal assumed capital lease obligations, financing agreements and other commitments in respect of fixed assets in the aggregate principal amount of $1,519,261. The Company also agreed that it would, subsequent to the closing, in the event of certain business developments, issue certain common stock purchase warrants to DIS, and the Company and SoCal obtained a 10-year non-competition agreement from DIS in consideration of the cash sum of $1,000,000 paid to DIS and its ultimate corporate parent at the time of closing.

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

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES

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

Effective as of October 17, 1997, HIT acquired CardioVision, Inc. ("CVI"), a Las Vegas, Nevada-based provider of non-invasive diagnostic ultrasound testing services. The consideration paid for CVI consisted of 29,728 shares of DHS common stock and a $340,000 cash payment to the former stockholders of CVI.

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

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES

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


NOTE 4. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for the three months ended March 31, 1998 and 1997 for interest was approximately $1,014,000 and $391,000, respectively.

The Company paid $400,000 in cash for income tax payments for the three months ended March 31, 1998. No cash payments for income taxes were made for the three months ended March 31, 1997.

The Company acquired assets in exchange for the issuance of common stock and the assumption of various liabilities in connection with the acquired businesses. Cash and noncash investing and financing activities related to the acquisitions for the three months ended March 31, consisted of the following:



                               1998              1997
                           ------------      ------------
Assets acquired               $ 688,935      $ 24,536,692
Liabilities assumed            (199,721)       (9,343,352)
Common stock issued            (459,214)         (690,000)
                           ------------      ------------
Total cash paid                  30,000        14,503,340
Fees and expenses                     -                 -
Less cash acquired              (25,528)         (146,193)
                           ------------      ------------
Net cash paid                 $   4,472       $14,357,147
                           ============      ============

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES

The Company also recognized assets and obligations under noncompete agreements of approximately $22,000 and approximately $2,160,000 for the three months ended March 31, 1998 and 1997, respectively.

For the three months ended March 31, 1998 and 1997, except in connection with the UDS and DIS acquisitions, no property and equipment was acquired under capital leases.


NOTE 5. SUBSEQUENT EVENTS

In March 1998, DIS-Delaware agreed to convert into DHS common stock certain deferred liabilities owed in accordance with the DIS transactions described in
Note 3; therefore, $1,500,000 of deferred liabilities were recorded as current liabilities at March 31, 1998 and December 31, 1997. On April 8, 1998, the deferred liabilities were converted to 200,000 DHS common shares.

The Company has concluded the negotiation of an amended credit facility with Chase Bank of Texas, N.A. ("Chase"). Under the revised agreement, the availability of new borrowings under the Company's term loan facility has been extended to December 31, 1998 (subject to Chase's discretion in making advances), and the outstanding borrowings of $2,500,000 under the Company's $2,500,000 revolving credit facility have been added to the $5,815,039 outstanding under the term loan facility. Additionally, certain debt ratio and fixed charge coverage ratio covenants have been adjusted and modified so that the Company can more readily meet current and future financial covenants.

Also subsequent to the first quarter close, the Company announced the execution of a letter of intent to acquire the southwestern operations of WorldCare Imaging, Inc. ("WCI"), for which closing is subject to the completion of the Company's due diligence review and definitive documents.

On April 17, the Company filed an S-3 Registration Statement (which was declared effective on April 24) of 501,163 shares of common stock in connection with the proposed WCI transaction, the SCVIC transaction described in Note 3, and the debt conversion described in the first paragraph of this Note 5. Of the 501,163 shares registered, 327,250 of these shares have been issued to DIS-Delaware, and the remaining 173,913 shares are being held in reserve pending the completion of the WCI transaction. All shares in the registration statement are subject to substantial restrictions as detailed in the plan of distribution described in the registration statement.

On May 11, 1998, the Company acquired Diagnostic Radiology Mobile Ultrasound, Inc. ("DRMU"), an Edmond, Oklahoma-based provider of non-invasive diagnostic ultrasound testing services. The consideration paid to the former owners of DRMU consisted of 13,484 shares of DHS common stock.

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis or Plan of Operations


RESULTS OF OPERATIONS


The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated:


                                                                        Three Months Ended
                                                                             March 31,
                                                                        ------------------
                                                                          1998      1997
                                                                        --------  --------
                Gross revenues                                            100.0%     100.0%
                Operating expenses                                         78.9%      82.3%
                Equity in earnings of unconsolidated partnership            0.6%        --
                                                                        -------    -------
                Income from operations                                     21.7       17.7
                Interest expense                                            7.0        3.7
                Other expense (income)                                     (0.3)      (0.7)
                                                                        -------    -------
                Income before provision for income taxes                   15.0       14.7
                Income tax expense                                          4.8        5.0
                                                                        -------    -------
                Net income                                                 10.2 %      9.7 %
                                                                        =======    =======

Note: Numbers may not add due to rounding.

Three Months Ended March 31, 1998 Compared with Three Months Ended March 31,
1997

Gross revenues increased by 37.1% to approximately $14,414,000 for the three months ended March 31, 1998 from approximately $10,510,000 for the three months ended March 31, 1997. Excluding revenues attributable to acquired businesses, gross revenues increased by 12.0% to approximately $11,771,000 for the three months ended March 31, 1998 from approximately $10,510,000 for the three months ended March 31, 1997.

Operating expenses increased by 31.6% to approximately $11,379,000 for the three months ended March 31, 1998 from approximately $8,646,000 for the three months ended March 31, 1997, due to the Company's expanded operations through its acquisitions. As a percentage of gross revenues, total operating expenses decreased to 78.9% for the three months ended March 31, 1998 from 82.3% for the three months ended March 31, 1997. This reduction is attributable primarily to efficient utilization of personnel and resources, and absorption of fixed costs over a broader revenue base, resulting from the Company's integration of acquired businesses. The Company has also experienced an increase in the number of in-house contracts for the provision of radiology and cardiology services. These contracts typically generate higher profit margins than the other services provided by the Company.

Income from operations increased by 67.4% to approximately $3,121,000 for the three months ended March 31, 1998 from approximately $1,864,000 for the three months ended March 31, 1997. As a percentage of gross revenues, income from operations increased to 21.7% for the three months ended March 31, 1998 from 17.7% in the comparable prior year period.

Interest expense increased by 159.1% to approximately $1,014,000 for the three months ended March 31, 1998 from approximately $391,000 for the three months ended March 31, 1997. This increase was attributable primarily to the $20,000,000 in subordinated debt obligations incurred in connection with the Company's 1997 acquisitions from DIS, and new debt obligations acquired in connection with those and other business acquisitions. As a percentage of gross revenues, interest expense increased to 7.0% for the three months ended March 31, 1998 from 3.7% for the three months ended March 31, 1997.

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES

Other income is primarily gain realized upon disposition of equipment at the end of its lease term, and interest earned on liquid investments.

Net income increased by 43.9% to approximately $1,468,000 for the three months ended March 31, 1998 from approximately $1,021,000 for the comparable prior year period. This increase is due primarily to increased revenues and continued consolidation resulting in efficient utilization of personnel and equipment.

LIQUIDITY AND CAPITAL RESOURCES

In May 1998, the Company and its subsidiaries entered in to an amendment of the revolving credit and term loan facility with Chase, providing for up to $2,500,000 in available revolving credit (or, if less, 75% of the Company's and its subsidiaries' eligible accounts receivable from time to time), and an acquisition term loan facility of up to $17,500,000 in maximum principal amount. At March 31, 1998, the Company's outstanding borrowings under the loan agreement were $2,500,000 under the revolving credit facility (which borrowings have since been rolled over into the term loan facility), and $5,815,039 under the term loan facility. These loans bear interest at varying rates, depending on the Company's relative leverage from time to time. The Company's right to make additional borrowings under the acquisition term loan facility will terminate on December 31, 1998, and the revolving credit facility is scheduled to expire on June 30, 1998. At March 31, 1998, the Company had approximately $5,664,000 in cash and cash equivalents. In connection with the amendment, Chase waived certain prior financial covenant defaults.

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

The Company received net proceeds of approximately $1,298,000 in the three months ended March 31, 1998 from the exercise of underwriter's warrants, approximately $8,424,000 in fiscal year 1997 from the exercise of its previously outstanding publicly traded warrants (which were called for redemption in the first quarter of 1997), $562,500 in fiscal year 1997 from the exercise of other warrants, and $891,731 in the three months ended March 31, 1998 and $1,492,801 in fiscal year 1997 from the exercise of options under the Company's various stock option plans.

Based on the Company's operating plan, management believes that available resources and funds generated from operations will be sufficient to meet the Company's operating requirements through the close of the Company's fiscal year ending December 31, 1998.

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES

EFFECTS OF INFLATION

Inflation is not a material factor affecting the Company's business. General operating expenses such as salaries and employee benefits are, however, subject to normal inflationary pressures.

SEASONALITY

The Company's results of operations, have, in some years, varied significantly from quarter to quarter, for reasons particular to each quarter. For instance, hospital admissions and doctor visits (and, therefore, the Company's imaging revenues) are typically lower during holiday periods, and at other times when physicians traditionally take their own vacations. Conversely, prior to the sale of such business in the fourth quarter of 1997, revenues from the Company's allied healthcare services business have generally increased in holiday periods, due to increased demand for temporary personnel when regular staff is away.

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

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES

                                    Part II
                               OTHER INFORMATION



Items 1-5. Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits to this report:

Exhibit 11.1:     Computation re: Computation of Earnings Per Share

(b) The Company did not file any reports on Form 8-K during the quarterly period ended March 31, 1998.

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        DIAGNOSTIC HEALTH SERVICES, INC.


                       /S/ MAX W. BATZER
----------------------------------------
                           Max W. Batzer
       Chairman, Chief Executive Officer
                            and Director



                      /S/ BRAD A. HUMMEL
----------------------------------------
                          Brad A. Hummel
      President, Chief Operating Officer
                            and Director



               /S/ CHRISTOPHER L. TURNER
----------------------------------------
                   Christopher L. Turner
                 Chief Financial Officer
        and Principal Accounting Officer



                         /S/ BO W. LYCKE
----------------------------------------
                             Bo W. Lycke
                                Director


                     Date:  May 15, 1998