Form 10-Q
period 1998-06-30
DIAGNOSTIC HEALTH SERVICES INC /DE/
filed 1998-08-14
CIK 895659

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                     -------------------------------------

                                   FORM 10-Q



            [ X ] Quarterly Report pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1998

            [   ] Quarterly report pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                  For the transition period from _________  to  ____



                        Commission File Number 0-21758

                     -------------------------------------

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

                             Yes        No
                                 ------    ------

As of June 30, 1998, there were 11,637,492 issued and 11,404,233 shares outstanding of Registrant's common stock, $.001 par value.

                DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q

                                      INDEX



PART I.  Financial Information                                          Page No.

Item 1.  Financial Statements

Consolidated Balance Sheets                                                  2-3
June 30, 1998 and December 31, 1997

Consolidated Statements of Operations
Six months ended June 30, 1998 and 1997                                        4

Consolidated Statements of Operations
Three months ended June 30, 1998 and 1997                                      5

Consolidated Statement of Stockholders' Equity
June 30, 1998                                                                  6

Consolidated Statements of Cash Flows
Six months ended June 30, 1998 and 1997                                        7

Consolidated Statements of Cash Flows
Three months ended June 30, 1998 and 1997                                      8

Notes to Consolidated Financial Statements                                  9-13

Item 2.  Management's Discussion and Analysis or
Plan of Operation                                                          14-18


PART II.  Other Information                                                   19

Signatures                                                                    20

Item 6. Exhibits and Reports on Form 8-K                                      21

Exhibit 11 - Statement re:  computation of per share earnings                 22

Exhibit 27 - Financial Data Schedule (EDGAR filing only)

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                 DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS

                                                     (Unaudited)        (Audited)
                                                    June 30, 1998    December 31, 1997
                                                    -------------    -----------------
CURRENT ASSETS:
   Cash and cash equivalents                         $   5,731,972    $   5,126,114
   Accounts receivable:  Trade, net of
       allowance for doubtful accounts                  14,878,931       17,294,128
   Accrued interest and other                              768,353          793,369
   Contract receivables - current                        4,332,271        2,167,265
   Federal income tax receivable                           301,156               --
   Deferred federal income taxes                           138,592           87,876
   Prepaid expenses and other                            1,195,339        1,528,931
                                                     -------------    -------------

   Total Current Assets                                 27,346,614       26,997,683
                                                     -------------    -------------

PROPERTY & EQUIPMENT:
   Office furniture & equipment                          2,184,385        2,015,749
   Machinery & service equipment                        31,048,415       35,286,844
   Leasehold improvements                                1,639,898          273,968
   Less: Accumulated depreciation and amortization     (10,214,699)      (8,876,887)
                                                     -------------    -------------

      TOTAL PROPERTY & EQUIPMENT                        24,657,999       28,699,674
                                                     -------------    -------------

OTHER ASSETS:
   Deposits and other assets                             3,026,772        2,999,701
   Deferred acquisition costs                                3,671          122,536
   Contract receivables - long-term                     13,065,823       10,058,674
   Equity in unconsolidated partnership                  1,428,069               --
   Goodwill                                             41,055,505       38,793,903
   Noncompete agreements                                 3,450,270        3,428,270
   Less: Accumulated amortization                       (4,529,405)      (3,240,266)
                                                     -------------    -------------

   Total Other Assets                                   57,500,705       52,156,818
                                                     -------------    -------------


TOTAL ASSETS                                         $ 109,505,318    $ 107,854,175
                                                     =============    =============


                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                     (Unaudited)       (Audited)
                                                    June 30, 1998  December 31, 1997
                                                    -------------  -----------------
CURRENT LIABILITIES:
   Accounts payable                                 $   1,840,628    $   2,626,978
   Accrued liabilities                                  3,349,080        3,774,969
   Current lease obligations                            4,327,492        4,663,279
   Current portion of long-term debt                    1,530,522        1,485,113
   Deferred liability                                          --        2,362,554
   Notes payable                                               --        1,500,000
   Current income taxes                                        --        1,363,543
                                                    -------------    -------------

Total Current Liabilities                              11,047,722       17,776,436

Long-term lease obligations                             8,953,397       10,348,496
Long-term debt                                          6,582,756        4,961,570
Senior subordinated debt                               20,000,000       20,000,000
Deferred rent                                             145,880          149,253
Other liabilities                                       5,253,769        2,647,277
Deferred income taxes                                   2,018,480        2,018,480
                                                    -------------    -------------

   Total Liabilities                                   54,002,004       57,901,512
                                                    -------------    -------------

Stockholders' Equity:
   Common stock, $.001 par value, authorized
     15,000,000 shares; issued 11,637,492 and
     10,718,867 shares and outstanding 11,404,233
     and 10,485,608 shares at June 30, 1998 and
     December 31, 1997, respectively                       11,637           10,719
   Preferred stock, $.001 par value; authorized
     3,000,000 shares; issued and outstanding
     695,593 shares at June 30, 1998 and at
     December 31, 1997; $4,869,154
     liquidation preference                                   696              696
   Additional paid-in capital                          48,369,215       42,151,656
   Retained earnings                                    7,332,917        8,000,743
   Stockholder receivable                                (103,500)        (103,500)
   Treasury stock (at cost)                              (107,651)        (107,651)
                                                    -------------    -------------

Total Stockholders' Equity                             55,503,314       49,952,663
                                                    -------------    -------------

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                                $ 109,505,318    $ 107,854,175
                                                    =============    =============

                 DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)

                                                Six Months Ended June 30,
                                               ----------------------------
                                                   1998            1997
                                               ------------    ------------
REVENUES:
   Gross revenues                              $ 29,568,383    $ 23,042,652
                                               ------------    ------------

EXPENSES:
   General & administrative                       1,680,392         986,890
   Salaries & employee benefits                  13,024,569      10,493,117
   Legal & professional                             193,815         113,154
   Rent & utilities                                 755,296         515,108
   Taxes & insurance                                593,475         215,986
   Technical operating expenses                   3,129,276       3,062,121
   Provision for doubtful accounts                  257,775         275,519
   Depreciation and amortization                  3,494,443       2,590,231
   Restructuring and impairment expense           5,518,489              --
                                               ------------    ------------
     TOTAL OPERATING EXPENSES                    28,647,530      18,252,126
                                               ------------    ------------

   Equity in earnings of
      unconsolidated partnership                    179,843              --
                                               ------------    ------------

INCOME FROM OPERATIONS                            1,100,696       4,790,526

OTHER INCOME (EXPENSE):
   Other income                                      92,292         224,333
   Interest expense                              (2,175,206)     (1,404,206)
                                               ------------    ------------
     TOTAL OTHER INCOME (EXPENSE)                (2,082,914)     (1,179,873)
                                               ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                  (982,218)      3,610,653

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES       (314,392)      1,227,622
                                               ------------    ------------

NET INCOME (LOSS)                              $   (667,826)   $  2,383,031
                                               ============    ============

EARNINGS (LOSS) PER SHARE :
   Basic                                       $      (0.19)   $       0.26
                                               ============    ============
   Diluted                                     $         --    $       0.22
                                               ============    ============

Weighted average common shares outstanding:
   Basic                                         11,056,601       9,178,834
                                               ============    ============
   Diluted                                       12,605,891      11,044,017
                                               ============    ============


                 DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)

                                               Three Months Ended June 30,
                                               ----------------------------
                                                   1998            1997
                                               ------------    ------------
REVENUES:
   Gross revenues                              $ 15,153,993    $ 12,532,676
                                               ------------    ------------

EXPENSES:
   General & administrative                         870,147         439,616
   Salaries & employee benefits                   6,533,712       5,444,905
   Legal & professional                             133,725          62,147
   Rent & utilities                                 387,388         315,836
   Taxes & insurance                                322,403         109,725
   Technical operating expenses                   1,818,406       1,632,034
   Provision for doubtful accounts                  113,631         173,778
   Depreciation and amortization                  1,570,266       1,428,099
   Restructuring and impairment expense           5,518,489              --
                                               ------------    ------------
     TOTAL OPERATING EXPENSES                    17,268,167       9,606,140
                                               ------------    ------------

   Equity in earnings of
      unconsolidated partnership                     94,168              --
                                               ------------    ------------

INCOME (LOSS) FROM OPERATIONS                    (2,020,006)      2,926,536

OTHER INCOME (EXPENSE):
   Other income                                      39,159         150,455
   Interest expense                              (1,160,868)     (1,012,750)
                                               ------------    ------------
     TOTAL OTHER INCOME (EXPENSE)                (1,121,709)       (862,295)
                                               ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                (3,141,715)      2,064,241

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES     (1,005,430)        701,842
                                               ------------    ------------

NET INCOME (LOSS)                              $ (2,136,285)   $  1,362,399
                                               ============    ============

EARNINGS (LOSS) PER SHARE :
   Basic                                       $      (0.19)   $       0.14
                                               ============    ============
   Diluted                                     $         --    $       0.12
                                               ============    ============

Weighted average common shares outstanding:
   Basic                                         10,761,768       9,647,231
                                               ============    ============
   Diluted                                       12,366,956      11,512,414
                                               ============    ============

                 DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
           Consolidated Statement of Stockholders' Equity (Unaudited)
                     For the Six Months Ended June 30, 1998

                                                              Additional
                                     Common       Preferred      Paid-in      Retained     Stockholder     Treasury
                                      Stock         Stock        Capital      Earnings     Receivable        Stock          Total
                                    -----------------------------------------------------------------------------------------------
Balance, January 1, 1998            $10,719         $696      $42,151,656    $8,000,743     ($103,500)     ($107,651)   $49,952,663

Net income                                                                     (667,826)                                   (667,826)

Warrants exercised                      251                     2,189,480                                                 2,189,731

Conversion of deferred liability        200                     1,499,800                                                 1,500,000

Shares issued in connection
with the following acquisitions:
    ICM                                  36                       289,178                                                   289,214
    Sonomed                              15                       169,985                                                   170,000
    Chula Vista Partnership             127                     1,606,404                                                 1,606,531
    DRMU                                 13                       124,987                                                   125,000

Stock options exercised                 276                       337,725                                                   338,001

                                    -----------------------------------------------------------------------------------------------
Balance, June 30, 1998              $11,637         $696      $48,369,215    $7,332,917     ($103,500)     ($107,651)   $55,503,314
                                    ===============================================================================================

                 DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                         Six Months Ended June 30,
                                                       ----------------------------
                                                            1998            1997
                                                       ------------    ------------
CASH FLOWS FROM OPERATIONS:
    Net income (loss)                                  $   (667,826)   $  2,383,031
Adjustments to Reconcile Net Income to
    Net Cash Provided by Operations:
    Depreciation and amortization                         3,494,443       2,590,231
    Deferred federal income taxes                           (50,716)             --
    Decrease in deferred rent expense                        (3,373)         (2,799)
    Foreign currency translation adjustments                     --           2,333
    Restructuring and impairment expense                  4,593,808              --
    (Increase) decrease in trade receivable               1,601,800      (3,904,982)
    Increase in contracts receivable                     (5,172,155)     (1,034,505)
    Increase in prepaid expenses                           (237,110)       (624,779)
    Increase in other assets                               (128,336)     (1,775,515)
    Increase in equity in unconsolidated partnership        (55,493)             --
    Increase (decrease) in accounts payable                (829,040)        127,294
    Increase (decrease) in accrued liabilities             (427,993)        108,334
    Increase (decrease) in income taxes payable          (1,664,699)      1,227,622
    Increase in other liabilities                         1,722,124       1,623,556
                                                       ------------    ------------
NET CASH PROVIDED BY OPERATIONS                           2,175,434         719,821
                                                       ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Decrease in cash investments                                 --       5,000,000
    Cash payments for the purchase of property             (990,254)       (910,015)
    Acquisition of businesses net of cash acquired          (11,352)    (14,357,147)
    Additional subsidiary acquisition costs                (175,166)       (828,667)
    (Increase) decrease in other receivables                (30,901)         92,175
    (Increase) decrease in employee receivables              58,482        (119,209)
    Increase in stockholder receivable                       (2,565)         (3,105)
                                                       ------------    ------------
    NET CASH  (USED IN) PROVIDED BY INVESTING
       ACTIVITIES                                        (1,151,756)    (11,125,968)
                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                2,527,732       8,665,394
    Proceeds from issuance of sr. subordinated debt              --      20,000,000
    Deferred financing costs                                     --        (745,060)
    Net borrowings (payments) on line of credit             137,446      (1,572,000)
    Principal payments on long-term debt                 (1,047,512)     (4,712,664)
    Principal payments on capital lease obligations      (2,035,486)     (1,367,552)
                                                       ------------    ------------
NET CASH  (USED IN) PROVIDED BY FINANCING
    ACTIVITIES                                             (417,820)     20,268,118
                                                       ------------    ------------

NET INCREASE IN CASH                                        605,858       9,861,971
CASH AND CASH EQUIVALENTS BALANCE,
    BEGINNING OF PERIOD                                   5,126,114         229,547
                                                       ------------    ------------
CASH AND CASH EQUIVALENTS BALANCE,
    END OF PERIOD                                      $  5,731,972    $ 10,091,518
                                                       ============    ============

                 DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                       Three Months Ended June 30,
                                                       ------------    ------------
                                                            1998            1997
                                                       ------------    ------------
CASH FLOWS FROM OPERATIONS:
    Net income (loss)                                  $ (2,136,285)   $  1,362,399
Adjustments to Reconcile Net Income to
    Net Cash Provided by Operations:
    Depreciation and amortization                         1,570,265       1,428,099
    Deferred federal income taxes                           (50,716)             --
    Decrease in deferred rent expense                        (1,687)         (1,687)
    Gain on disposal of assets                                  186              --
    Foreign currency translation adjustments                     --             (17)
    Restructuring and impairment expense                  4,593,808              --
    (Increase) decrease in trade receivable                 346,922      (3,639,038)
    Increase in contracts receivable                     (4,186,671)       (623,072)
    (Increase) decrease in prepaid expenses                (329,869)         56,634
    (Increase)  decrease in other assets                    315,671        (669,463)
    Decrease in equity in unconsolidated partnership         30,182              --
    Increase (decrease) in accounts payable                 405,263         (37,546)
    Increase (decrease) in accrued liabilities            1,397,603      (4,980,004)
    Increase (decrease) in income taxes payable          (1,955,738)        701,842
    Increase in other liabilities                         1,626,901       1,008,786
                                                       ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATIONS                 1,625,835      (5,393,067)
                                                       ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Cash payments for the purchase of property             (473,346)       (560,229)
    Acquisition of businesses net of cash acquired           (6,880)             --
    Additional subsidiary acquisition costs                 (83,425)       (679,715)
    Increase in other receivables                           (68,116)        (45,681)
    Increase in employee receivables                         (6,476)        (80,092)
    Increase in stockholder receivable                         (472)         (1,553)
                                                       ------------    ------------
    NET CASH  (USED IN) PROVIDED BY INVESTING
       ACTIVITIES                                          (638,715)     (1,367,270)
                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                  338,001           2,825
    Net payments on line of credit                               --      (2,287,000)
    Proceeds from issuance of sr. subordinated debt              --      20,000,000
    Deferred finance costs                                       --        (745,060)
    Principal payments on long-term debt                   (423,285)     (8,110,504)
    Principal payments on capital lease obligations        (833,878)       (876,397)
                                                       ------------    ------------
NET CASH  (USED IN) PROVIDED BY FINANCING
    ACTIVITIES                                             (919,162)      7,983,864
                                                       ------------    ------------

NET INCREASE IN CASH                                         67,958       1,223,527
CASH AND CASH EQUIVALENTS BALANCE,
    BEGINNING OF PERIOD                                   5,664,014       8,867,991
                                                       ------------    ------------
CASH AND CASH EQUIVALENTS BALANCE,
    END OF PERIOD                                      $  5,731,972    $ 10,091,518
                                                       ============    ============

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

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES



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


On April 17, 1997, the Company issued 60,000 common stock purchase warrants to Prudential Insurance Company of America in connection with the sale of $20,000,000 in principal amount of senior subordinated promissory notes. As of June 30, 1998, no warrants under this agreement had been exercised. At June 30, 1998, stock warrants outstanding amounted to 108,514 at exercise prices ranging from $5.48 to $12.25 per common share.



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


On April 17,1997 (effective March 1, 1997), SoCal acquired all of the issued and outstanding capital stock of DIS (which, together with its wholly-owned subsidiaries, Diagnostic Imaging Services, Inc. I and Santa Monica Imaging Center Limited Partnership, are collectively referred to herein as the "DIS Companies"), whose business consists primarily of the ownership and operation of four (4) hospital-based magnetic resonance imaging (MRI) centers located in southern California. The purchase price for the stock of DIS was $9,083,865 (subject to post-closing adjustment), of which $7,583,865 was paid in cash, and the remaining $1,500,000 was payable either in cash or (at the seller's option) in common stock of the Company (valued at $7.615 per share) in three equal annual installments of $500,000 each on April 17 of each of 1998, 1999 and 2000. On April 8, 1998, all three of the annual installments were paid by the issuance of a total of 200,000 DHS common shares. In addition, the DIS Companies were acquired subject to capital lease obligations, financing agreements and other commitments in respect of fixed assets of the business in the aggregate principal amount of $6,046,755.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

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

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

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


On February 26, 1998, SoCal acquired from Diagnostic Imaging Services, Inc., a Delaware corporation ("DIS-Delaware"), one-half of the outstanding general partnership interests and one-half of the outstanding limited partnership interests in Scripps Chula Vista Imaging Center, L.P. ("SCVIC"), whose business consists of the operations of a magnetic resonance imaging center on the campus of Scripps Hospital in Chula Vista, California. The consideration paid for such partnership interests consisted of 127,250 shares of DHS common stock, which, together with certain additional shares issued in satisfaction of the post-closing payment obligations under the April 17, 1997 transaction relating to DIS, were subsequently registered pursuant to a registration statement on Form S-3.


Effective as of March 2, 1998, the Company acquired Sonomed, Inc. ("Sonomed"), a Birmingham, Alabama-based provider of non-invasive diagnostic ultrasound testing services. The consideration paid for Sonomed consisted of 14,571 shares of DHS common stock and a cash payment of $30,000 to the former stockholder of Sonomed.


On May 11, 1998, the Company acquired Diagnostic Radiology Mobile Ultrasound, Inc. ("DRMU"), an Edmond, Oklahoma-based provider of non-invasive diagnostic ultrasound testing services. The consideration paid to the former owners of DRMU consisted of 13,484 shares of DHS common stock.


On May 22, 1998, the Company purchased the assets of the ultrasound business segment of Advanced Respiratory Care Services, Inc. ("ARCS"), which provides non-invasive diagnostic ultrasound testing services in Abilene, Texas and Nashville, Tennessee. The consideration paid to ARCS consisted of a cash payment of $13,556.


In May 1998, the Company announced the execution of a letter of intent to acquire the southwestern operations of WorldCare Imaging, Inc. ("WCI"), for which closing was subject to the completion of the Company's due diligence review and definitive documents. Upon conclusion of due diligence, the Company elected not to go forward with the transaction.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES



NOTE 4. SUPPLEMENTAL CASH FLOW INFORMATION


Cash paid for the six months ended June 30, 1998 and 1997 for interest was approximately $1,748,000 and $977,000, respectively.


The Company paid $400,000 in cash for income tax payments for the six months ended June 30, 1998. No cash payments for income taxes were made for the six months ended June 30, 1997.


The Company acquired assets in exchange for the issuance of common stock and the assumption of various liabilities in connection with the acquired businesses. Cash and noncash investing and financing activities related to the acquisitions through June 30, consisted of the following:

                                   1998           1997
                              ------------    ------------

        Assets acquired       $    960,768    $ 24,536,692
        Liabilities assumed       (332,997)     (9,343,352)
        Common stock issued       (584,214)       (690,000)
                              ------------    ------------
        Total cash paid             43,577      14,503,340
        Fees and expenses                -               -
        Less cash acquired         (32,205)       (146,192)
                              ------------    ------------
        Net cash paid         $     11,352    $ 14,357,148
                              ============    ============


The Company also recognized assets and obligations under noncompete agreements of approximately $22,000 and approximately $2,160,000 for the six months ended June 30, 1998 and 1997, respectively.

The Company acquired property and equipment under capital leases, excluding leases in connection with business acquisitions, of approximately $212,000 and approximately $2,866,000 for the six months ended June 30, 1998 and 1997, respectively.

During the six months ended June 30, 1998, the Company made an adjustment of approximately $1,753,000 to goodwill, related with the SoCal and ICM acquisitions, due to the revaluation of property and equipment acquired. No material adjustments to goodwill were made during the six months ended June 30, 1997.

During the six months ended June 30, 1998, the Company converted $1,500,000 of deferred liabilities related to the DIS acquisition by the issuance of 200,000 DHS common shares. No conversion of liabilities to DHS common shares occurred during the six months ended June 30, 1997.


NOTE 5. RESTRUCTURING AND IMPAIRMENT OF ASSETS

During the second quarter of 1998, the Company commenced a restructuring of certain of its operations and recorded a restructuring and impairment charge of approximately $5,518,000. The restructuring and impairment charge relates to a reduction in staff ($684,000), the write-down of partially impaired assets (principally acquired equipment) to their fair market value ($3,246,000), the write-off of accounts receivable acquired through acquisition ($982,000); and divisional office closings and other ($606,000). After the related income tax benefit of approximately $1,766,000, this charge reduced fiscal year 1998 earnings by approximately $3,752,000.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES



Item 2.  Management's Discussion and Analysis or Plan of Operations


RESULTS OF OPERATIONS


The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated:

                                                          Three Months Ended
                                                                June 30,
                                                           -----------------
                                                            1998      1997
                                                           ------    -------
        Gross revenues                                      100.0 %    100.0 %
        Operating expenses                                  113.9      76.6
        Equity in earnings of unconsolidated partnership      0.6       -
                                                           ------    ------
        Income (loss) from operations                       (13.3)     23.4
        Interest expense                                      7.7       8.1
        Other expense (income)                               (0.3)     (1.2)
                                                           ------    ------
        Income (loss) before provision for income taxes     (20.7)     16.5
        Provision (benefit) for federal income taxes         (6.6)      5.6
                                                           ------    ------
        Net income (loss)                                   (14.1)%    10.9 %
                                                           ======    ======


Three Months Ended June 30, 1998 Compared with Three Months Ended June 30, 1997


Gross revenues increased by 20.9% to approximately $15,154,000 for the three months ended June 30, 1998 from approximately $12,533,000 for the three months ended June 30, 1997. Excluding revenues attributable to acquired businesses, gross revenues increased by 8.3% to approximately $13,576,000 for the three months ended June 30, 1998 from approximately $12,533,000 for the three months ended June 30, 1997.


Operating expenses increased by 79.7% to approximately $17,268,000 for the three months ended June 30, 1998 from approximately $9,606,000 for the three months ended June 30, 1997, due primarily to a restructuring and impairment charge of approximately $5,518,000, and to the Company's expanded operations through its acquisitions. The restructuring and impairment charge relates to a reduction in staff ($684,000), the write-down of partially impaired assets (principally acquired equipment) to their fair market value ($3,246,000), the write-off of accounts receivable acquired through acquisition ($982,000); and divisional office closings and other ($606,000). As a percentage of gross revenues, total operating expenses increased to 113.9% for the three months ended June 30, 1998 from 76.6% for the three months ended June 30, 1997. This increase is attributable primarily to the restructuring and impairment charge and to an increase in general and administrative expenses associated with additional travel expenses as a direct result of an increase in sales personnel in the last quarter of 1997. Operating expenses, excluding the restructuring and impairment expense, increased by 22.3% to approximately 11,750,000 for the three months ended June 30, 1998. As a percentage of gross revenues, operating expenses, excluding the restructuring and impairment expense, increased to 77.5% for the three months ended June 30, 1998.


Income from operations decreased by 169.0% to a loss of approximately $2,020,000 for the three months ended June 30, 1998 from income of approximately $2,926,000 for the three months ended June 30, 1997. This decrease is due primarily to the restructuring and impairment expense. As a percentage of gross revenues, income from operations decreased to (13.3)% for the three months ended June 30, 1998 from 23.3% in the comparable prior year period. Income from operations, excluding the restructuring and impairment expense, increased by 19.5% to approximately 3,498,000 for the three months ended June 30, 1998. As a percentage of gross revenues, income from operations, excluding the restructuring and impairment expense, decreased to 23.1% for the three months ended June 30, 1998.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES



Interest expense increased by 14.6% to approximately $1,161,000 for the three months ended June 30, 1998 from approximately $1,013,000 for the three months ended June 30, 1997. This increase was attributable primarily to the $20,000,000 in subordinated debt obligations incurred in connection with the Company's 1997 acquisitions from DIS, and new debt obligations acquired in connection with those and other business acquisitions. As a percentage of gross revenues, interest expense decreased to 7.7% for the three months ended June 30, 1998 from 8.1% for the three months ended June 30, 1997.


Other income is primarily gain realized upon disposition of equipment at the end of its lease term, and interest earned on liquid investments.


Net income decreased by 256.8% to a net loss of approximately $2,136,000 for the three months ended June 30, 1998 from net income of approximately $1,362,000 for the comparable prior year period. This decrease is due primarily to the restructuring and impairment expense, net of the related income tax benefit. Net income, excluding the restructuring and impairment expense (net of the related tax effect) of approximately $3,753,000, increased by 18.7% to approximately $1,617,000.


Six Months Ended June 30, 1998 Compared with Six Months Ended June 30, 1997


The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated:

                                                            Six Months Ended
                                                                 June 30,
                                                            ------------------
                                                             1998       1997
                                                            ------     ------
        Gross revenues                                      100.0 %    100.0 %
        Operating expenses                                   96.9       79.2
        Equity in earnings of unconsolidated partnership      0.6        -
                                                            ------     ------
        Income from operations                                3.7       20.8
        Interest expense                                      7.3        6.1
        Other expense (income)                               (0.3)      (0.9)
                                                            ------     ------
        Income (loss) before provision for income taxes      (3.3)      15.6
        Provision (benefit) for federal income taxes         (1.1)       5.3
                                                            ------     ------
        Net income (loss)                                    (2.2)%     10.3 %
                                                            ======     ======


Gross revenues increased by 28.3% to approximately $29,568,000 for the six months ended June 30, 1998 from approximately $23,043,000 for the six months ended June 30, 1997. Excluding revenues attributable to acquired businesses, gross revenues increased by 8.0% to approximately $24,884,000 for the six months ended June 30, 1998 from approximately $23,043,000 for the six months ended June 30, 1997.


Operating expenses increased by 56.9% to approximately $28,648,000 for the six months ended June 30, 1998 from approximately $18,252,000 for the six months ended June 30, 1997, due primarily to a restructuring and impairment charge of approximately $5,518,000, and to the Company's expanded operations through its acquisitions. The restructuring and impairment charge relates to a reduction in staff ($684,000), the write-down of partially impaired assets (principally acquired equipment) to their fair market value ($3,246,000), the write-off of accounts receivable acquired through acquisition ($982,000); and divisional office closings and other ($606,000). As a percentage of gross revenues, total operating expenses increased to 96.9% for the six months ended June 30, 1998 from 79.2% for the six months ended June 30, 1997. This increase is attributable primarily to the restructuring and impairment expense and by additional general and administrative expenses in the second quarter as described above, offset in part by the efficient utilization of personnel and resources, and absorption of fixed costs over a broader revenue base, resulting from the Company's integration of acquired businesses, and by an increase in the number of in-house contracts for the provision of radiology and cardiology services. These contracts typically generate higher profit margins than the other services provided by the Company.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES



Income from operations decreased by 77.0% to approximately $1,101,000 for the six months ended June 30, 1998 from approximately $4,791,000 for the six months ended June 30, 1997. This decrease is due primarily to the restructuring and impairment expense. As a percentage of gross revenues, income from operations decreased to 3.7% for the six months ended June 30, 1998 from 20.8% in the comparable prior year period. This decrease is due primarily to the restructuring and impairment expense. Income from operations, excluding the restructuring and impairment expense, increased by 38.2% to approximately 6,619,000 for the six months ended June 30, 1998. As a percentage of gross revenues, income from operations, excluding the restructuring and impairment expense, increased to 22.4% for the six months ended June 30, 1998.


Interest expense increased by 54.9% to approximately $2,175,000 for the six months ended June 30, 1998 from approximately $1,404,000 for the six months ended June 30, 1997. This increase was attributable primarily to the $20,000,000 in subordinated debt obligations incurred in connection with the Company's 1997 acquisitions from DIS, and new debt obligations acquired in connection with those and other business acquisitions. As a percentage of gross revenues, interest expense increased to 7.3% for the six months ended June 30, 1998 from 6.1% for the six months ended June 30, 1997.


Other income is primarily gain realized upon disposition of equipment at the end of its lease term, and interest earned on liquid investments.


Net income decreased by 128.0% to a loss of approximately $668,000 for the six months ended June 30, 1998 from income of approximately $2,383,000 for the comparable prior year period. This decrease is due primarily to the restructuring and impairment expense, net of the related income tax benefit. Net income, excluding the restructuring and impairment expense (net of the related tax effect) of approximately $3,753,000, increased by 29.4% to approximately $3,085,000.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES



LIQUIDITY AND CAPITAL RESOURCES


In May 1998, the Company and its subsidiaries entered in to an amendment of the revolving credit and term loan facility with Chase, providing for up to $2,500,000 in available revolving credit (or, if less, 75% of the Company's and its subsidiaries' eligible accounts receivable from time to time), and an acquisition term loan facility of up to $17,500,000 in maximum principal amount. Pursuant to the amendment, the Company rolled over the outstanding borrowings of $2,500,000 on the revolving credit facility into the term loan facility. At June 30, 1998, the Company had no outstanding borrowings under the revolving credit facility and $5,815,039 outstanding borrowings under the term loan facility. These loans bear interest at varying rates, depending on the Company's relative leverage from time to time. The Company's right to make additional borrowings under the acquisition term loan facility will terminate on December 31, 1998. In June 1998, the Company and its subsidiaries entered into a further amendment of the revolving credit and term loan facility with Chase, whereby the revolving credit facility was extended and will currently expire on June 30, 1999. At June 30, 1998, the Company had approximately $5,732,000 in cash and cash equivalents. In connection with the amendment, Chase waived certain prior financial covenant defaults.


On April 17, 1998, the Company filed an S-3 Registration Statement (which was declared effective on April 24) of 501,163 shares of common stock in connection with the proposed WCI transaction, the SCVIC transaction described in Note 3, and the debt conversion associated with the DIS-Delaware transaction, as described in the following paragraph. Of the 501,163 shares registered, 327,250 of these shares have been issued to DIS-Delaware, and the remaining 173,913 shares are being held in reserve.


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


The Company received net proceeds of approximately $1,298,000 in the three months ended March 31, 1998 from the excise of underwriter's warrants, approximately $8,424,000 in fiscal year 1997 from the exercise of its previously outstanding publicly traded warrants (which were called for redemption in the first quarter of 1997), $562,500 in fiscal year 1997 from the exercise of other warrants, and $891,731 in the six months ended June 30, 1998 and $1,492,801 in fiscal year 1997 from the exercise of options under the Company's various stock option plans.


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



Items 1-5. Not Applicable


Item 6.  Exhibits and Reports on Form 8-K.


(a) Exhibits to this report:


Exhibit 11:  Computation re: Computation of Earnings Per Share

Exhibit 27:  Financial Data Schedule (EDGAR filing only)

(b) The Company did not file any reports on Form 8-K during the quarterly period ended June 30, 1998.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        DIAGNOSTIC HEALTH SERVICES, INC.





                     /S/ MAX W. BATZER
--------------------------------------
                         Max W. Batzer
     Chairman, Chief Executive Officer
                          and Director



                    /S/ BRAD A. HUMMEL
--------------------------------------
                        Brad A. Hummel
    President, Chief Operating Officer
                          and Director



             /S/ CHRISTOPHER L. TURNER
--------------------------------------
                 Christopher L. Turner
               Chief Financial Officer
      and Principal Accounting Officer



                       /S/ BO W. LYCKE
--------------------------------------
                           Bo W. Lycke
                              Director



                Date:  August 14, 1998