Form 10-Q
period 1998-09-30
DIAGNOSTIC HEALTH SERVICES INC /DE/
filed 1998-11-17
CIK 895659

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                     ------------------------------------
                                   FORM 10-Q



            [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the quarterly period ended September 30, 1998

            [   ]  Quarterly report pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                   For the transition period from ____ to  ____


                        COMMISSION FILE NUMBER 0-21758
                   ----------------------------------------
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

                              Yes    X     No
                                   ------     -----


         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS.


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes          No
                                  ------      -----

As of September 30, 1998, there were 11,643,342 issued and 11,410,083 shares outstanding of Registrant's common stock, $.001 par value.

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES

                         Quarterly Report on Form 10-Q

                                     INDEX

PART I.  Financial Information                                     Page No.


Item 1.  Financial Statements

Consolidated Balance Sheets                                           2-3
September 30, 1998 and December 31, 1997

Consolidated Statements of Operations
Nine months ended September 30, 1998 and 1997                           4

Consolidated Statements of Operations
Three months ended September 30, 1998 and 1997                          5

Consolidated Statement of Stockholders' Equity
September 30, 1998                                                      6

Consolidated Statements of Cash Flows
Nine months ended September 30, 1998 and 1997                           7

Consolidated Statements of Cash Flows
Three months ended September 30, 1998 and 1997                          8

Notes to Consolidated Financial Statements                           9-13

Item 2.  Management's Discussion and Analysis or
Plan of Operation                                                   14-21


PART II.  Other Information                                            22

Signatures                                                             23

Item 6. Exhibits and Reports on Form 8-K                               24

Exhibit 11 - Statement re:  computation of per share earnings          25

Exhibit 27 - Financial Data Schedule (EDGAR filing only)

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                          Consolidated Balance Sheets


                                            ASSETS
                                            ------

                                                        (Unaudited)                  (Audited)
                                                    September 30, 1998           December 31, 1997
                                                    ------------------           -----------------
CURRENT ASSETS:
 Cash and cash equivalents                              $  2,031,045               $ 5,126,114
 Accounts receivable:  Trade, net of
  allowance for doubtful accounts                         15,517,697                17,294,128
 Accrued interest and other                                1,085,966                   793,369
 Contract receivables - current                            6,453,563                 2,167,265
 Deferred federal income taxes                               138,592                    87,876
 Prepaid expenses and other                                1,184,143                 1,528,931
                                                        ------------               -----------
 Total Current Assets                                     26,411,006                26,997,683
                                                        ------------               -----------

PROPERTY & EQUIPMENT:
 Office furniture & equipment                              2,240,196                 2,015,749
 Machinery & service equipment                            31,050,300                35,286,844
 Leasehold improvements                                    1,645,198                   273,968
 Less: Accumulated depreciation and amortization         (11,072,507)               (8,876,887)
                                                        ------------               -----------
   Total Property & Equipment                             23,863,187                28,699,674
                                                        ------------               -----------
OTHER ASSETS:
 Deposits and other assets                                 2,992,003                 2,999,701
 Deferred acquisition costs                                    3,671                   122,536
 Contract receivables - long-term                         19,209,573                10,058,674
 Equity in unconsolidated partnership                      1,181,812                        --
 Goodwill                                                 41,059,834                38,793,903
 Noncompete agreements                                     3,450,270                 3,428,270
 Less: Accumulated amortization                           (5,141,194)               (3,246,266)
                                                        ------------               -----------
 Total Other Assets                                       62,755,969                52,156,818
                                                        ------------               -----------

TOTAL ASSETS                                            $113,030,162              $107,854,175
                                                        ============              ============

                      LIABILITIES & STOCKHOLDERS' EQUITY
                      ----------------------------------

                                                      (Unaudited)          (Audited)
                                                  September 30, 1998   December 31, 1997
                                                  ------------------   -----------------
CURRENT LIABILITIES:
 Accounts payable                                    $  3,040,074        $  2,626,978
 Accrued liabilities                                    3,470,206           3,774,969
 Current lease obligations                              4,263,770           4,663,279
 Current portion of long-term debt                        450,785           1,485,113
 Deferred liability                                            --           2,362,554
 Notes payable                                                 --           1,500,000
 Current income taxes                                     739,866           1,363,543
                                                     ------------        ------------

Total Current Liabilities                              11,964,701          17,776,436

Long-term lease obligations                             7,963,906          10,348,496
Long-term debt                                          7,560,145           4,961,570
Senior subordinated debt                               20,000,000          20,000,000
Deferred rent                                             145,880             149,253
Other liabilities                                       6,616,784           2,647,277
Deferred income taxes                                   2,018,480           2,018,480
                                                     ------------        ------------
 Total Liabilities                                     56,269,896          57,901,512
                                                     ------------        ------------

Stockholders' Equity:
 Common stock, $.001 par value, authorized
  50,000,000 shares; issued 11,643,342 and
  10,718,867 shares and outstanding 11,410,083
  and 10,485,608 shares at September 30, 1998
  and December 31, 1997, respectively                      11,639              10,719
 Preferred stock, $.001 par value; authorized
  10,000,000 shares; issued and outstanding
  695,593 shares at September 30, 1998 and at
  December 31, 1997; $4,869,154
  liquidation preference                                      696                 696
 Additional paid-in capital                            48,381,025          42,151,656
 Retained earnings                                      8,578,057           8,000,743
 Stockholder receivable                                  (103,500)           (103,500)
 Treasury stock (at cost)                                (107,651)           (107,651)
                                                     ------------        ------------

Total Stockholders' Equity                             56,760,266          49,952,663
                                                     ------------        ------------
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                                 $113,030,162        $107,854,175
                                                     ============        ============

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                 1998                1997
                                              -----------         -----------
REVENUES:
 Gross revenues                               $43,861,302         $37,932,629
                                              -----------         -----------
EXPENSES:
 General & administrative                       2,581,337          1,622,878
 Salaries & employee benefits                  19,416,449         17,159,775
 Legal & professional                             320,911            183,707
 Rent & utilities                               1,168,095            855,535
 Taxes & insurance                                919,085            377,983
 Technical operating expenses                   4,465,178          4,914,974
 Provision for doubtful accounts                  295,296            458,420
 Depreciation and amortization                  5,259,873          4,219,391
 Restructuring and impairment expense           5,518,489                 --
                                               ----------         ----------
  TOTAL OPERATING EXPENSES                     39,944,713         29,792,663
                                               ----------         ----------
 Equity in earnings of
  unconsolidated partnership                      225,728                 --
                                               ----------         ----------

INCOME FROM OPERATIONS                          4,142,317          8,139,966

OTHER INCOME (EXPENSE):
 Other income                                     104,635            304,293
 Interest expense                              (3,342,463)        (2,550,911)
                                               ----------         ----------
  TOTAL OTHER INCOME (EXPENSE)                 (3,237,828)        (2,246,618)
                                               ----------         ----------

INCOME (LOSS) BEFORE INCOME TAXES                 904,489          5,893,348

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES      327,175          2,005,400
                                               ----------         ----------

NET INCOME (LOSS)                                $577,314         $3,887,948
                                               ==========         ==========

EARNINGS (LOSS) PER SHARE :
 Basic                                              $0.05              $0.42
                                               ==========         ==========
 Diluted                                            $0.05              $0.35
                                               ==========         ==========

Weighted average common shares outstanding:
 Basic                                         11,174,841          9,316,439
                                               ==========          =========
 Diluted                                       12,590,496         11,128,638
                                               ==========         ==========

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)

                                                     Three Months Ended September 30,
                                                     --------------------------------
                                                        1998                 1997
                                                     -----------          -----------
REVENUES:
 Gross revenues                                      $14,292,919          $14,889,977
                                                     -----------          -----------
EXPENSES:
 General & administrative                                900,945              635,988
 Salaries & employee benefits                          6,391,880            6,666,658
 Legal & professional                                    127,096               70,553
 Rent & utilities                                        412,799              340,427
 Taxes & insurance                                       325,610              161,997
 Technical operating expenses                          1,335,902            1,852,853
 Provision for doubtful accounts                          37,521              182,901
 Depreciation and amortization                         1,765,430            1,629,160
                                                     -----------          -----------
  TOTAL OPERATING EXPENSES                            11,297,183           11,540,537
                                                     -----------          -----------
  Equity in earnings of
   unconsolidated partnership                             45,885                   --
                                                     -----------          -----------

INCOME (LOSS) FROM OPERATIONS                          3,041,621            3,349,440

OTHER INCOME (EXPENSE):
 Other income                                             12,343               79,960
 Interest expense                                     (1,167,257)          (1,146,705)
                                                     -----------          -----------
  TOTAL OTHER INCOME (EXPENSE)                        (1,154,914)          (1,066,745)
                                                     -----------          -----------

INCOME (LOSS) BEFORE INCOME TAXES                      1,886,707            2,282,695

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES             641,567              777,778
                                                     -----------          -----------
NET INCOME (LOSS)                                     $1,245,140           $1,504,917
                                                     ===========          ===========
EARNINGS (LOSS) PER SHARE :
 Basic                                                     $0.11                $0.15
                                                     ===========          ===========
 Diluted                                                   $0.10                $0.13
                                                     ===========          ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
 Basic                                                11,407,466            9,743,681
                                                     ===========          ===========
 Diluted                                              12,641,469           11,727,962
                                                     ===========          ===========

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
          Consolidated Statement of Stockholders' Equity (Unaudited)
                 For the Nine Months Ended September 30, 1998

                                                                 Additional
                                       Common     Preferred       Paid-in       Retained      Stockholder   Treasury
                                       Stock        Stock         Capital       Earnings      Receivable      Stock        Total
                                 ---------------------------------------------------------------------------------------------------
Balance, January 1, 1998              $10,719         $696       $42,151,656     $8,000,743     ($103,500)  ($107,651)   $49,952,663

Net income                                                                          577,314                                  577,314

Warrants exercised                        251                      2,189,480                                               2,189,731

Conversion of deferred liability          200                      1,499,800                                               1,500,000

Shares issued in connection
with the following acquisitions:
    ICM                                    36                        289,178                                                 289,214
    Sonomed                                15                        169,985                                                 170,000
   Chula Vista Partnership                127                      1,606,404                                               1,606,531
   DRMU                                    13                        124,987                                                 125,000

Stock options exercised                   278                        349,535                                                 349,813

                                 ---------------------------------------------------------------------------------------------------
Balance, September 30, 1998           $11,639         $696       $48,381,025     $8,578,057     ($103,500)  ($107,651)   $56,760,266
                                 ===================================================================================================

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)

                                                      Nine Months Ended September 30,
                                                     --------------------------------
                                                         1998                1997
                                                     ------------         -----------
Cash Flows from Operations:
 Net income                                          $    577,314         $ 3,887,948
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operations:
 Depreciation and amortization                          5,259,873           4,219,391
 Deferred federal income taxes                            (50,716)                 --
 Decrease in deferred rent expense                         (3,373)             (4,486)
 Foreign currency translation adjustments                      --               1,757
 Restructuring and impairment expense                   4,593,808                  --
 (Increase) decrease in trade receivable                  963,034          (6,022,356)
 Increase in contracts receivable                     (13,437,197)         (3,536,442)
 Increase in prepaid expenses                            (225,914)           (879,249)
 Increase in other assets                                 (93,567)         (2,528,330)

 Increase in equity in unconsolidated partnership         190,764                  --
 Increase in accounts payable                             370,406             258,918

 Increase (decrease) in accrued liabilities              (306,867)          1,475,310
 Increase (decrease) in income taxes payable             (623,677)          1,982,378

 Increase in other liabilities                          3,085,139           2,290,763
                                                     ------------         -----------

Net Cash Provided by Operations                           299,027           1,145,602
                                                     ------------         -----------

Cash Flows Used in Investing Activities:
 Decrease in cash investments                                  --           5,000,000
 Cash payments for the purchase of property            (1,352,418)           (662,530)
 Acquisition of businesses net of cash acquired           (11,352)        (14,573,101)
 Additional subsidiary acquisition costs                 (176,160)         (2,056,266)
 (Increase) decrease in other receivables                (360,100)            149,644
 (Increase) decrease in employee receivables               71,621             (80,121)
 Increase in stockholder receivable                        (4,118)             (4,658)
                                                     ------------         -----------
 Net Cash  (Used In) Investing
       Activities                                      (1,832,527)        (12,227,032)
                                                     ------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                 2,539,544           9,538,614
 Proceeds from issuance of sr. subordinated debt               --          20,000,000
 Deferred financing costs                                      --            (745,060)
 Net borrowings (payments) on line of credit              137,446          (1,572,000)
 Principal payments on long-term debt                  (1,149,860)         (4,780,858)
 Principal payments on capital lease obligations       (3,088,699)         (3,318,526)
                                                     ------------         -----------
Net Cash  provided by  (used in) Financing
 Activities                                            (1,561,569)         19,122,170
                                                     ------------         -----------

Net increase (decrease)in cash                         (3,095,069)          8,040,740
Cash and cash equivalents balance,
 BEGINNING OF PERIOD                                    5,126,114             229,547
                                                     ------------         -----------
Cash and cash equivalents balance,
 END OF PERIOD                                        $ 2,031,045         $ 8,270,287
                                                     ============         ===========

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)

                                                     Three Months Ended September 30,
                                                     --------------------------------
                                                        1998                 1997
                                                     -----------          -----------
CASH FLOWS FROM OPERATIONS:
 Net income                                          $ 1,245,140          $ 1,504,917
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operations:
 Depreciation and amortization                         1,765,430            1,629,160
 Decrease in deferred rent expense                            --               (1,687)
 Foreign currency translation adjustments                     --                 (576)
 Increase in trade receivable                           (638,766)          (2,117,374)
 Increase in contracts receivable                     (8,265,042)          (2,501,937)
 (Increase) decrease in prepaid expenses                  11,196             (254,470)
 (Increase)  decrease in other assets                     34,769             (752,815)
 Decrease in equity in unconsolidated partnership        246,257                   --
 Increase in accounts payable                          1,199,446              131,624
 Increase in accrued liabilities                         121,126            1,366,976
 Increase in income taxes payable                      1,041,022              754,756
 Increase in other liabilities                         1,363,015              667,207
                                                     -----------          -----------
NET CASH PROVIDED BY (USED IN) OPERATIONS             (1,876,407)             425,781
                                                     -----------          -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
 Cash payments for the purchase of property             (362,164)             247,485
 Acquisition of businesses net of cash acquired               --             (215,954)
 Additional subsidiary acquisition costs                    (994)          (1,227,599)
 (Increase) decrease in other receivables               (329,199)              57,469
 Decrease in employee receivables                         13,139               39,088
 Increase in stockholder receivable                       (1,553)              (1,553)
                                                     -----------          -----------
 NET CASH  (USED IN) INVESTING ACTIVITIES               (680,771)          (1,101,064)
                                                     -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                   11,812              873,220
 Principal payments on long-term debt                   (102,348)             (68,194)
 Principal payments on capital lease obligations      (1,053,213)          (1,950,974)
                                                     -----------          -----------
NET CASH  (USED IN) FINANCING ACTIVITIES              (1,143,749)          (1,145,948)
                                                     -----------          -----------

NET DECREASE  IN CASH                                 (3,700,927)          (1,821,231)
CASH AND CASH EQUIVALENTS BALANCE,
 BEGINNING OF PERIOD                                   5,731,972           10,091,518
                                                     -----------          -----------
CASH AND CASH EQUIVALENTS BALANCE,
 END OF PERIOD                                       $ 2,031,045          $ 8,270,287
                                                     ===========          ===========

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

                                                   -----------------------------
                                                         Diagnostic Health
                                                          Services, Inc.
                                                     ("DHS" or the "Company")
                                                   -----------------------------
                                                                 |
                                                   -----------------------------
                                                          DHS Management
                                                          Services, Inc.
                                                             ("DHSMS")
                                                   -----------------------------
                                                                 |
       _________________________________________________________________________________________________________________________
       |                   |                   |                   |                   |                   |                   |
----------------   -----------------   ---------------   -------------------  ----------------- -------------------  --------------
 Alpha Scanning    Mobile Diagnostic    Specialized      Heart Institute of   SoCal Diagnostic   Mobile Diagnostic   Sonomed, Inc.
 Service, Inc.      Systems, Inc.        Imaging            Tulsa, Inc.        Services, Inc,      Imaging, Inc.     ("Sonomed")
  ("Alpha")            ("MDS")         Services Inc.          ("HIT")           ("SoCal")           ("Mobile")
                                         ("SIS")
----------------   -----------------   ---------------   -------------------  ----------------- -------------------  --------------
                           |                                      |                    |                 |
       _________________________________________                  |                    |                 |
       |                   |                   |                  |                    |                 |
----------------   -----------------   ---------------   -------------------  ----------------- -------------------
    Advanced           Pediatric          Cardiac          Ultrasound             SoCal          St. Louis Mobile
   Diagnostic      Echocardiographic     Concepts,         Diagnostic         Subsidiary I, Inc.  Ultrasound Inc.
  Imaging, Inc.        Diagnostic       Inc. ("CCI")       Services,                                ("SLM")
    ("ADI")           Imaging, Inc.                           Ltd.
                        ("PEDI")                            ("UDS")
----------------   -----------------   ---------------   -------------------  ----------------- -------------------
                                                                                      |
                                                                  _____________________
                                                                  |                   |
                                                         -------------------  ---------------------
                                                                SoCal            Santa Monica
                                                             Subsidiary II,     Imaging Center
                                                                 Inc.         Limited Partnership
                                                         -------------------  ---------------------

In addition, DHS and DHSMS have two inactive wholly-owned subsidiaries, Diagnostic Health Services de Mexico, S.A. de C.V and HomeCare International, Inc. SoCal owns a 50% partnership interest in Scripps Chula Vista Imaging Center, L.P., which is accounted for on the equity method.

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

On April 17, 1997, the Company issued 60,000 common stock purchase warrants to Prudential Insurance Company of America in connection with the sale of $20,000,000 in principal amount of senior subordinated promissory notes. As of September 30, 1998, no warrants under this agreement had been exercised. At September 30, 1998, stock warrants outstanding amounted to 108,514 at exercise prices ranging from $5.48 to $12.25 per common share.

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

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES

On April 17, 1997 (effective March 1, 1997), SoCal acquired all of the issued and outstanding capital stock of DIS (which, together with its wholly-owned subsidiaries, Diagnostic Imaging Services, Inc. I and Santa Monica Imaging Center Limited Partnership, are collectively referred to herein as the "DIS Companies"), whose business consists primarily of the ownership and operation of four (4) hospital-based magnetic resonance imaging (MRI) centers located in southern California. The purchase price for the stock of DIS was $9,083,865 (subject to post-closing adjustment), of which $7,583,865 was paid in cash, and the remaining $1,500,000 was to be payable either in cash or (at the seller's option) in common stock of the Company (valued at $7.615 per share) in three equal annual installments of $500,000 each on April 17 of each of 1998, 1999 and 2000. On April 8, 1998 all three of the annual installments were paid by the issuance of a total of 200,000 DHS common shares. In addition, the DIS Companies were acquired subject to capital lease obligations, financing agreements and other commitments in respect of fixed assets of the business in the aggregate principal amount of $6,046,755.

The funds utilized to pay the cash portion of the purchase price in the second DIS transaction were obtained through the simultaneous issuance and sale by the Company to The Prudential Insurance Company of America ("Prudential") of $20,000,000 in principal amount of senior subordinated promissory notes of the Company (the "Notes"). The Notes bear interest at a fixed rate of 10.5% per annum (payable quarterly), and mature as to principal in equal one-third installments on April 17 of each of 2003, 2004 and 2005. The Notes may be prepaid at the Company's option (subject to certain "make-whole" prepayment premiums in respect of the remaining stated term of the Notes), and the Company may be required (at the Noteholders' option) to purchase the Notes in the event of a change in control of the Company. In addition to application to the payment of the cash portion of the purchase price for the stock of DIS, the net proceeds from the issuance and sale of the Notes were utilized to repay $5,500,000 in borrowings obtained under the Company's senior credit facilities with Chase Bank of Texas, N.A. ("Chase") (utilized in connection with the Company's March 1997 acquisition of the ultrasound business of DIS), and for short-term investments pending other use of such net proceeds.

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

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES

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

Effective as of December 30, 1997, the Company's second-tier wholly-owned subsidiary Mobile Diagnostic Systems, Inc. ("MDS"), acquired Medical Ancillary Services, Inc. ("MASI"), a Fort Worth-based provider of non-invasive diagnostic ultrasound and nuclear imaging testing services. The consideration paid for MASI consisted of 53,582 shares of DHS common stock and a cash payment of $384,000 to the former stockholders of MASI.

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

On May 11, 1998, HIT acquired Diagnostic Radiology Mobile Ultrasound, Inc. ("DRMU"), an Edmond, Oklahoma-based provider of non-invasive diagnostic ultrasound testing services. The consideration paid to the former owners of DRMU consisted of 13,484 shares of DHS common stock.

On May 22, 1998, MDS purchased the assets of the ultrasound business segment of Advanced Respiratory Care Services, Inc. ("ARCS"), which provides non-invasive diagnostic ultrasound testing services in Abilene, Texas and Nashville, Tennessee. The consideration paid to ARCS consisted of a cash payment of $13,556.

In May 1998, the Company announced the execution of a letter of intent to acquire the southwestern operations of WorldCare Imaging, Inc. ("WCI"), for which closing was subject to the completion of the Company's due diligence review and definitive documents. Upon conclusion of due diligence, the Company elected not to go forward with the transaction.

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES


NOTE 4. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for the nine months ended September 30, 1998 and 1997 for interest was approximately $3,163,000 and $2,113,000, respectively.

The Company paid $1,007,977 in cash for income tax payments for the nine months ended September 30, 1998. No cash payments for income taxes were made for the nine months ended September 30, 1997.

The Company acquired assets in exchange for the issuance of common stock and the assumption of various liabilities in connection with the acquired businesses. Cash and noncash investing and financing activities related to the acquisitions through September 30, consisted of the following:


                                              1998                 1997
                                      -----------------    ------------------

Assets acquired                               $960,768           $24,536,692
Liabilities assumed                           (332,997)           (9,343,352)
Common stock issued                           (584,214)             (690,000)
                                      -----------------    ------------------
Total cash paid                                 43,557            14,503,340
Fees and expenses                                    -                     -
Less cash acquired                             (32,205)             (146,192)
                                      -----------------    ------------------
Net cash paid                                  $11,352           $14,357,148
                                      =================    ==================


The Company also recognized assets and obligations under noncompete agreements of approximately $22,000 and approximately $2,160,000 for the nine months ended September 30, 1998 and 1997, respectively.

The Company acquired property and equipment under capital leases, excluding leases in connection with business acquisitions, of approximately $212,000 and approximately $3,841,000 for the nine months ended September 30, 1998 and 1997, respectively.

During the nine months ended September 30, 1998, the Company made an adjustment of approximately $1,753,000 to goodwill, related to the SoCal and ICM acquisitions, due to the revaluation of the property and equipment acquired. No material adjustments to goodwill were made during the nine months ended September 30, 1997.

During the nine months ended September 30, 1998, the Company converted $1,500,000 of deferred liabilities related to the DIS acquisition by the issuance of 200,000 DHS common shares. No conversion of liabilities to DHS common shares occurred during the nine months ended September 30, 1997.


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

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis or Plan of Operations

RESULTS OF OPERATIONS

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated:

                                                               Three Months
                                                                   Ended
                                                               September 30,
                                                               --------------
                                                                1998    1997
                                                               ------  ------

        Gross revenues                                         100.0 % 100.0 %
        Operating expenses                                      79.0    77.5
        Equity in earnings of unconsolidated partnership         0.3       -
                                                               -----   -----
        Income from operations                                  21.3    22.5
        Interest expense                                         8.2     7.7
        Other expense (income)                                  (0.1)   (0.5)
                                                               -----   -----
        Income before provision for income taxes                13.2    15.3
        Provision  for federal income taxes                      4.5     5.2
                                                               -----   -----
        Net income                                               8.7 %  10.1 %
                                                               =====   =====

        Note: Numbers may not add due to rounding.

Three Months Ended September 30, 1998 Compared with Three Months Ended September 30, 1997

Gross revenues decreased by 4.0% to approximately $14,293,000 for the three months ended September 30, 1998 from approximately $14,890,000 for the three months ended September 30, 1997. This decline in revenues was due, in part, to the fact that certain long term contracts that the Company expected to record in the third quarter of 1998 (which would have been consistent with 1997 events) did not close. The Company recognizes net revenues on its long term contracts based on the ratio of costs incurred to total expected costs, subject to guaranteed minimum payments included in the long term contract. Accordingly, the Company's ability to accurately predict its earnings is based in part on the timing, size, and estimated costs to be incurred on new long term contracts in any given quarter. As the Company's long term contracts have increased in recent quarters, both in length and dollar amount, the impact of long term contract revenue recognition has become greater. Also, because of uncertainties inherent in the estimation process as it relates to long term contracts, it is reasonably possible that actual earnings will differ from estimates. Effective October 1, 1998, the Company will change its accounting method for long term contracts to a deferral method, whereby long term contract revenues and expenses will be recognized ratably over the life of the contract. Although this change will result in lower revenues and earnings (due to the deferral aspect of the new method), the change will have no impact on cash flows. Management believes that this change will make the Company's revenues, expenses, and earnings more predictable.

Excluding revenues attributable to acquired businesses, gross revenues decreased by 13.6% to approximately $12,865,000 for the three months ended September 30, 1998 from approximately $14,890,000 for the three months ended September 30, 1997.

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES


Operating expenses decreased by 2.1% to approximately $11,297,000 for the three months ended September 30, 1998 from approximately $11,541,000 for the three months ended September 30, 1997. This decrease is attributable to substantial reductions in salaries, employee benefits and technical operating expenses from the efficient utilization of personnel and resources resulting from the Company's integration of acquired business and from the cost reductions implemented during the second quarter of 1998 in the restructuring of certain operations. However, these reductions were offset by an increase in general and administrative expenses associated with additional travel expenses as a direct result of an increase in sales personnel in the last quarter of 1997, and by increases in legal and professional fees, rents, utilities, property taxes, insurance, depreciation and amortization as a result of additional expenses associated with the expansion of operations through prior acquisitions. As a percentage of gross revenues, total operating expenses increased to 79.0% for the three months ended September 30, 1998 from 77.5% for the three months ended September 30, 1997.

Income from operations decreased by 9.2% to approximately $3,042,000 for the three months ended September 30, 1998 from approximately $3,349,000 for the three months ended September 30, 1997. This decrease is due to the fact that certain long term contracts that the company expected to record in the third quarter of 1998 did not close. These contracts typically generate higher profit margins than the other services provided by the Company. As a percentage of gross revenues, income from operations decreased to 21.3% for the three months ended September 30, 1998 from 22.5% in the comparable prior year period.

Interest expense increased by 1.8% to approximately $1,167,000 for the three months ended September 30, 1998 from approximately $1,147,000 for the three months ended September 30, 1997. This increase was attributable primarily to the new debt obligations acquired in connection with business acquisitions. As a percentage of gross revenues, interest expense increased to 8.2% for the three months ended September 30, 1998 from 7.7% for the three months ended September 30, 1997.

Other income is primarily gain realized upon disposition of equipment at the end of its lease term, and interest earned on liquid investments.

Net income decreased by 17.3% to approximately $1,245,000 for the three months ended September 30, 1998 from approximately $1,505,000 for the comparable prior year period. The Company's decline in net income was due to the fact that, as noted above, certain long term contracts that the company expected to record in the third quarter of 1998 did not close.

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES


Nine Months Ended September 30, 1998 Compared with Nine Months Ended September 30, 1997

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated:

                                                            Nine Months Ended
                                                              September 30,
                                                            -----------------
                                                            1998       1997
                                                            ----       ----

        Gross revenues                                      100.0 %    100.0 %
        Operating expenses                                   91.1       78.5
        Equity in earnings of unconsolidated partnership      0.5          -
                                                            -----      -----
        Income from operations                                9.4       21.5
        Interest expense                                      7.6        6.7
        Other expense (income)                               (0.2)      (0.8)
                                                            -----      -----
        Income before provision for income taxes              2.0       15.6
        Provision for federal income taxes                    0.7        5.3
                                                            -----      -----
        Net income                                            1.3 %     10.3 %
                                                            =====      =====

Note: Numbers may not add due to rounding.

Gross revenues increased by 15.6% to approximately $43,861,000 for the nine months ended September 30, 1998 from approximately $37,933,000 for the nine months ended September 30, 1997. This increase is primarily due to revenues attributable to acquired businesses, offset by the fact that certain long term contracts that the Company expected to record in the third quarter of 1998 (which would have been consistent with 1997 events) did not close. The Company recognizes net revenues on its long term contracts based on the ratio of costs incurred to total expected costs, subject to guaranteed minimum payments included in the long term contract. Accordingly, the Company's ability to accurately predict its earnings is based in part on the timing, size, and estimated costs to be incurred on new long term contracts in any given quarter. As the Company's long term contracts have increased in recent quarters, both in length and dollar amount, the impact of long term contract revenue recognition has become greater. Also, because of uncertainties inherent in the estimation process as it relates to long term contracts, it is reasonably possible that actual earnings will differ from estimates. Effective October 1, 1998, the Company will change its accounting method for long term contracts to a deferral method, whereby long term contract revenues and expenses will be recognized ratably over the life of the contract. Although this change will result in lower revenues and earnings (due to the deferral aspect of the new method), the change will have no impact on cash flows. Management believes that this change will make the Company's revenues, expenses, and earnings more predictable.

Excluding revenues attributable to acquired businesses, gross revenues increased by 0.3% to approximately $38,050,000 for the nine months ended September 30, 1998 from approximately $37,932,000 for the nine months ended September 30, 1997.

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES


Operating expenses increased by 34.1% to approximately $39,945,000 for the nine months ended September 30, 1998 from approximately $29,793,000 for the nine months ended September 30, 1997, due primarily to a restructuring and impairment charge of approximately $5,518,000 in the second quarter of 1998, and to the Company's expanded operations through its acquisitions. The restructuring and impairment charge relates to a reduction in staff ($684,000), the write-down of partially impaired assets (principally acquired equipment) to their fair market value ($3,246,000), the write-off of accounts receivable acquired through acquisition ($982,000); and divisional office closings and other ($606,000). As a percentage of gross revenues, total operating expenses increased to 91.1% for the nine months ended September 30, 1998 from 78.5% for the nine months ended September 30, 1997. This increase is attributable primarily to the restructuring and impairment expense and by additional general and administrative expenses, offset in part by the efficient utilization of personnel and resources, resulting from the Company's integration of acquired businesses. As a percentage of gross revenues, operating expenses, excluding the restructuring and impairment expense, remained unchanged at 78.5% for the nine months ended September 30, 1998 and 1997.

Income from operations decreased by 49.1% to approximately $4,142,000 for the nine months ended September 30, 1998 from approximately $8,140,000 for the nine months ended September 30, 1997. Substantially all of this decrease is due to the restructuring and impairment expense and the fact that certain long term contracts that the Company expected to record in the third quarter of 1998 did not close. These contracts typically generate higher profit margins than the other services provided by the Company. As a percentage of gross revenues, income from operations decreased to 9.4% for the nine months ended September 30, 1998 from 21.5% in the comparable prior year period. Income from operations, excluding the restructuring and impairment expense, increased by 18.7% to approximately $9,661,000 for the nine months ended September 30, 1998. As a percentage of gross revenues, income from operations, excluding the restructuring and impairment expense, increased to 22.0% for the nine months ended September 30, 1998 from 21.5% for the nine months ended September 30, 1997.

Interest expense increased by 31.0% to approximately $3,342,000 for the nine months ended September 30, 1998 from approximately $2,551,000 for the nine months ended September 30, 1997. This increase was attributable primarily to the $20,000,000 in subordinated debt obligations incurred in connection with the Company's 1997 acquisitions from DIS, and new debt obligations acquired in connection with those and other business acquisitions. As a percentage of gross revenues, interest expense increased to 7.6% for the nine months ended September 30, 1998 from 6.7% for the nine months ended September 30, 1997.

Other income is primarily gain realized upon disposition of equipment at the end of its lease term, and interest earned on liquid investments.

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES


Net income decreased by 85.2% to approximately $577,000 for the nine months ended September 30, 1998 from income of approximately $3,888,000 for the comparable prior year period. This decrease is due primarily to the restructuring and impairment expense, net of the related income tax benefit, and to the fact that certain long term contracts that the Company expected to record in the third quarter of 1998 (which would have been consistent with 1997 events) did not close. Net income, excluding the restructuring and impairment expense (net of the related tax effect) of approximately $3,753,000, increased by 11.4% to approximately $4,330,000.

LIQUIDITY AND CAPITAL RESOURCES

In May 1998, the Company and its subsidiaries entered in to an amendment of the revolving credit and term loan facility with their senior lender, Chase Bank of Texas, N.A. ("Chase"), providing for up to $2,500,000 in available revolving credit (or, if less, 75% of the Company's and its subsidiaries' eligible accounts receivable from time to time), and an acquisition term loan facility of up to $17,500,000 in maximum principal amount. Pursuant to the amendment, the Company rolled over the outstanding borrowings of $2,500,000 on the revolving credit facility into the term loan facility. At September 30, 1998, the Company had no outstanding borrowings under the revolving credit facility and $7,952,930 in principal amount of outstanding borrowings under the term loan facility. These loans bear interest at varying rates, depending on the Company's relative leverage from time to time.

In June 1998, the Company and its subsidiaries entered into a further amendment of the revolving credit and term loan facility with Chase, whereby the revolving credit facility was extended. In connection with the amendment, Chase waived certain prior financial covenant defaults.

At September 30, 1998, the Company was not in compliance with certain covenants required by its senior and subordinated lenders. The Company subsequently received an approved commitment from Chase to amend and restate its loan agreement subject to completion of necessary legal documentation, and receipt of an acceptable waiver from Prudential (the Company's subordinated lender). This commitment provides for permanent waiver of all defaults outstanding through and including September 30, 1998, and implementation of a new covenant structure. The Company has also received an approved commitment from Prudential, agreeing to waivers and amendments in a manner consistent with the commitments made by Chase.

Under the new proposal, the outstanding balance of the Company's term facility would begin a five-year amortization program to commence July 15, 1999, and remaining availability under that facility would be cancelled. The revolving facility would be reduced to $2 million with a shortened maturity of December 31, 1998 and availability subject to an asset audit report and an advance rate acceptable to Chase.

The new financial covenant structure would temporarily suspend the Fixed Charge Coverage Ratio, Funded Debt to EBITDA Ratio, and Senior Debt to EBITDA Ratio, and would require the Company to maintain minimum EBITDA levels. In addition, the new structure would limit unleveraged capital expenditures, and would prohibit the Company from incurring additional debt or selling assets.

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES


Although the Company believes that legal documents described in the commitments will be executed and delivered, the Company's continuation as a going concern is dependent on completion of such documents, and its ability to comply with the revised terms of its financing agreements, to obtain additional financing or refinancing as may be required, and to increase cash flow from operations.
These financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company received net proceeds of approximately $1,298,000 in the nine months ended September 30, 1998 from the exercise of underwriter's warrants, approximately $8,424,000 in fiscal year 1997 from the exercise of its previously outstanding publicly traded warrants (which were called for redemption in the first quarter of 1997), $562,500 in fiscal year 1997 from the exercise of other warrants, and $891,731 in the nine months ended September 30, 1998 and $1,492,801 in fiscal year 1997 from the exercise of options under the Company's various stock option plans.

At September 30, 1998, the Company had approximately $2,031,000 in cash and cash equivalents. Based on the Company's operating plan, management believes that available resources and funds generated from operations will be sufficient to meet the Company's operating requirements through the close of the Company's fiscal year ending December 31, 1998. Operations thereafter may be substantially dependent on the Company's ability to comply with amended loan agreements and/or obtain additional or alternate sources of financing as stated above.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES


EXPLORATION OF STRATEGIC ALTERNATIVES

The Company has engaged Prudential Securities Incorporated to provide strategic consultation to the Company, and to explore various alternatives to maximize stockholder value. The Company continues to consider various possible transactions, including possible alignment with appropriate strategic and/or financial partners, and bringing other companies into the DHS corporate group. There can be no assurance, however, that any transactions will result from such engagement.

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

YEAR 2000 COMPLIANCE

The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 issue failures. Year 2000 failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems, and has established processes for evaluating and managing the risks and costs associated with this problem. The computing portfolio has been identified and an initial assessment has been completed. The cost to the Company of achieving this element of Year 2000 compliance is estimated to be approximately $40,000 over the cost of normal upgrades and replacements, and will be incurred through fiscal 1999.

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

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES


Certain of the Company's customers and vendors may be dependent on computer or other embedded information systems to conduct business transactions, although the Company has not yet undertaken any investigation, other than its diagnostic equipment vendors, to determine the nature or extent of any Year 2000 issues that may be posed by customer or vendor unpreparedness. The Company expects to discuss with its key customers and vendors the status of their Year 2000 readiness in the fourth quarter of 1998, and to promptly thereafter identify possible alternative suppliers to the extent that such action may be called for based on any relative lack of Year 2000 readiness by existing suppliers. The Company does not expect the costs of this investigation to be material.

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES


                                    Part II
                               OTHER INFORMATION


Items 1-5. Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits to this report:

Exhibit 11:     Computation re: Computation of Earnings Per Share

Exhibit 27:     Financial Data Schedule (EDGAR filing only)

(b) The Company did not file any reports on Form 8-K during the quarterly period ended September 30, 1998.

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


                       DIAGNOSTIC HEALTH SERVICES, INC.


                                              /S/ MAX W. BATZER
            ---------------------------------------------------
                                                  Max W. Batzer
                              Chairman, Chief Executive Officer
                                                   and Director



                                             /S/ BRAD A. HUMMEL
            ---------------------------------------------------
                                                 Brad A. Hummel
                             President, Chief Operating Officer
                                                   and Director



                                      /S/ CHRISTOPHER L. TURNER
            ---------------------------------------------------
                                          Christopher L. Turner
                                        Chief Financial Officer
                               and Principal Accounting Officer



                                                /S/ BO W. LYCKE
            ---------------------------------------------------
                                                    Bo W. Lycke
                                                       Director



                                       Date:  November 16, 1998