Form 10-K
period 1998-12-31
DIAGNOSTIC HEALTH SERVICES INC /DE/
filed 1999-03-16
CIK 895659

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

     (Mark One)
      [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

      [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                           For the transition period
               from...................to.................

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

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
  Common Stock, $.001 par value                 NASDAQ National Market


  Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No______
                                        -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the Common voting stock based on a closing price on the NASDAQ National Market on March 1, 1999 of $1.78 per share held by non-affiliates of the registrant was $19,295,038.

     The number of shares outstanding of the registrant's Common Stock, $.001 par value, as of March 1, 1999 was 11,481,636.

  Documents Incorporated by Reference:  None

                                    PART I
                                    ------

ITEM 1.   BUSINESS

THE COMPANY

Diagnostic Health Services, Inc. ("DHS" or the "Company") is a leading outsource provider of medical support services to hospitals, physicians' offices and other healthcare facilities in the Midwest, West and South Central United States. DHS primarily provides radiology and cardiology diagnostic services and equipment, as well as departmental management services, to healthcare facilities on an in-house and shared basis.

The Company was incorporated in Texas in 1983 and was reincorporated in Delaware in 1992. The Company is headquartered in Dallas, Texas, and provides services in Texas, Oklahoma, Illinois, Indiana, Louisiana, Mississippi, Missouri, Iowa, Ohio, Michigan, Arkansas, Georgia, Alabama, Virginia, Kentucky, Tennessee, New Mexico, Arizona, Nevada and California. Until the sale of such operations in December 1997, the Company also provided services in the greater Mexico City area.

In addition to significant internal growth, the Company has expanded its business through numerous acquisitions. Information regarding acquisitions in the past two fiscal years is included in the footnotes to the audited financial statements appearing at Item 8 below.

The following chart sets forth the corporate structure of the Company and its subsidiaries at March 1, 1999:

                             [CHART APPEARS HERE]

In addition, DHS and DHSMS have two inactive wholly-owned subsidiaries, Diagnostic Health Services de Mexico, S.A. de C.V. and HomeCare International, Inc., and DHS has formed a new subsidiary (MAI Acquisition Corp.) for purposes of a pending acquisition. SoCal owns a 50% partnership interest in Scripps Chula Vista Imaging Center, L.P., which is accounted for on the equity method.

BUSINESS OPERATIONS

In-House  Services  (also referred to as Fixed Site Services)
--------------------------------------------------------------
The Company provides diagnostic services within hospitals and clinical radiology or cardiology departments. These services include the provision of the allied healthcare professionals (technologists) who staff the equipment and are responsible for image acquisition; the provision and management of diagnostic equipment or other related instrumentation; the management and processing of data for the procedures conducted within the respective department; and in some instances the provision, via subcontracting, of the professional component (interpretation) of the data by a physician.

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

At December 31, 1998, the Company provided in-house services at 138 hospitals and other health care facilities throughout its operational markets.

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

At year-end 1998, the Company provided shared services to 290 of its approximately 394 hospital customers and approximately 844 additional clients across the healthcare spectrum, including physicians' offices, sub acute and long-term care facilities, managed care systems, and government facilities.

Ancillary Services
-------------------
At various of its service sites, the Company provides temporary staffing and cardiac monitoring services, such as Holter monitoring, pacemaker monitoring and event recording for patients of the Company's customers. In addition, until the sale of such operations in December 1997, the Company maintained an operating unit providing contract occupational and physical therapists on a long or short term basis to healthcare facilities throughout the United States, and provided (through a separate subsidiary) therapists and nurses in a home healthcare setting in the Mexico City and surrounding areas. The Company currently has no plans to re-enter the therapist placement business or the Mexican market.

CUSTOMERS
Each of the Company's customers, irrespective of the method by which they are served, has an agreement or contract specifying the terms of service, including the nature of services, pricing, payment and other material terms. The Company's agreements for in-house services typically have a duration of three to five years and specify equipment and personnel requirements, the scope and types of services to be provided and the pricing and payment structure. In addition to certain longer term contracts, the Company performs a material portion of its work under one-year contracts, or on a month-to-month basis. Non-renewal of such contracts, or renewal on less favorable terms, could have a material adverse effect on the Company's revenues, operating margins, and net income. If the affected accounts were obtained in one of the Company's business acquisitions, the goodwill related to that acquisition could also become materially impaired. If such circumstances arise, the Company records an impairment loss as the difference between the estimate of the related after-tax income contribution, and the carrying value of the goodwill. Any impairment loss would be reported as a component of income from continuing operations before tax.

In 1997 and 1998, no single customer of the Company accounted for more than 10% of the Company's total revenues and the three largest customers of the Company accounted in the aggregate for approximately 3% of the Company's revenues in 1997 and approximately 4% of the Company's revenues in 1998. In most cases, the hospital or healthcare facility (which is the Company's customer) is the responsible payment party. Third party payors accounted for approximately 9% and 28% of the Company's revenues in 1997 and 1998, respectively. Although the Company is not substantially reliant upon third-party payment mechanisms, many of the Company's customers are reliant on third-party payment, and delays or difficulties in third-party payments could thereby adversely affect the receipt and timing of payments to the Company.

From 1991 to 1998, the Company's customer base increased from 323 (including seven in-house agreements) to approximately 1,238. Customers in 1998 included 394 hospitals (which included 138 in-house agreements) and 844 physicians' offices, clinics and healthcare facilities in 20 states.

In 1998, the Company's revenues were attributable to shared services, in-house services and ancillary services, in the following approximate proportions:

                  In-House/Fixed Site  50%
                  Shared               42%
                  Ancillary             8%

OPERATING STRUCTURE
Through the implementation of a deliberate acquisition strategy, the Company has established a network of operational facilities throughout the country. These division offices, located in Arlington, TX, San Diego, CA, Phoenix, AZ, Tulsa, OK, St. Louis, MO, Chicago, IL, Atlanta, GA, Monroe, LA and Huntsville, AL, serve as an operations base for both clinical staff, local management and sales. By keeping these functions local, the Company remains responsive to its customer base as well as to opportunities for expansion and development within the Company's markets.

The Company provides local personnel with a comprehensive range of support services, including financial and administrative services, and employs a mechanism, which carefully monitors local operations through an extensive system of controls, including regular financial reporting, accounts receivable analysis and customer tracking. The Company provides administrative functions at the corporate level, including receivables management, purchasing, human resources and accounting, thereby eliminating the duplicative expenses that would arise if these services were provided locally.

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

SALES AND MARKETING
The Company directs its sales and marketing activities from its Dallas headquarters, and out of each of its operating divisions. Each operating division has at least one, and in some instances more than one, sales representative devoted full-time to promotion of the Company's business and the maintenance and expansion of existing relationships. Additionally, each division manager as well as the regional vice presidents devotes portions of their time to customer relations and marketing functions.

COMPETITION
Radiology and cardiology diagnostic services are characterized by a high degree of competition. This competition comes from a number of independent local operators specializing in one or two clinical applications, and from a few large diversified healthcare companies (primarily larger hospitals having the resources and capability to provide shared diagnostic services to other healthcare facilities) which provide these services as part of their overall business. Although the Company believes that it has a competitive advantage over most of the small operators (primarily because most of them do not provide the full range of services offered by the Company, and do not have the same volume of revenues to absorb necessary fixed overhead costs), the Company may be vulnerable to competition from the larger healthcare companies, at least one of which can be found in each of the Company's geographic markets, and all of which are substantially larger and possess greater financial resources than the Company. There can be no assurance that the Company will be able to compete successfully in its markets.

SEASONALITY
The Company's results of operations have, in some years, varied significantly from quarter to quarter, for reasons particular to each quarter. For instance, hospital admissions and doctor visits (and, therefore, the Company's imaging revenues) are typically lower during holiday periods, and at other times when physicians traditionally take their own vacations.

SUPPLIERS
Although the Company has historically acquired most of its imaging and other equipment through finance leases from a small number of suppliers, the Company is not dependent upon any one supplier or group of suppliers. While the Company has a preference for the equipment manufactured by certain manufacturers, there are a number of manufacturers of imaging equipment adequate for the Company's purposes, and an even greater number of companies from whom such equipment can be leased. The Company believes that alternate sources for its equipment and supply needs are readily available at comparable costs, and that its relationships with its suppliers are satisfactory.

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

A substantial portion of the Company's business arrangements involves the management and staffing of in-house diagnostic laboratories at hospitals. The Company does not lease space from the hospitals or any other providers with whom it contracts and does not bill Medicare or Medicaid for the technical services provided at the hospitals' laboratories. The Company believes that its relationships with hospitals and other care providers are in compliance with the Federal kickback law.

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

The services specified by the Stark Laws include ultrasound procedures and other designated services, which are provided by the Company as the result of referrals from physicians who purchase the tests from the Company. The Company believes that its relationships with referring physicians are in compliance with the Stark Laws.

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

IDTFs
The Company must satisfy certain rules set forth by the Health Care Financing Administration ("HCFA") relating to the payment of services to Medicare or Medicaid beneficiaries. These rules state that the carriers will pay for services under the Medicare fee schedule only when performed by a physician, a group practice of physicians, an approved supplier of portable x-ray services, or an IDTF. The current effective date for IDTF status is March 15, 1999, however this date is subject to change. The Company believes that its services are provided according to the rules and specifications of an IDTF.

Potential National Healthcare Reform
Both the Clinton Administration and the Congress have periodically asserted a need to overhaul or reform the nation's healthcare system. Such legislative initiatives, if enacted, could impose pressures on the pricing structures applicable to the Company's services. In particular, there is a possibility that an even greater portion of healthcare services will be rendered and administered through "managed care" systems, which could have the effect of forcing pricing concessions and reductions on the part of service providers such as the Company. Moreover, healthcare reform could also entail a greater analysis of each patient's need for diagnostic testing, with the aim of reducing the total volume of testing and the overall cost of medical care. The Company is unable to predict whether, when or to what extent any new laws or regulations may be enacted, or existing laws or regulations may be modified, any of which could have a material adverse effect on the Company's revenues, operating margins and profitability.

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

The Company has not experienced any material environmental regulatory problems in the past, and has not been subject to any fines, penalties or other liabilities under any environmental laws or regulations. However, no assurance can be given that future changes in such laws or regulations, or interpretations thereof, or in the nature of the Company's operations, will not have a material impact on the Company.

YEAR 2000 COMPLIANCE
The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 computer and systems failures. Year 2000 failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems, and has established processes for evaluating and managing the risks and costs associated with this problem. The computing portfolio was identified and an initial assessment has been completed. The cost of achieving Year 2000 compliance is estimated to be approximately $40,000 over the cost of normal upgrades and replacements, and will be incurred through fiscal 1999.

The Company believes that its financial reporting and billing systems are substantially compliant with Year 2000 requirements. The Company has consulted with its diagnostic equipment vendors and has been advised that certain items will be supported at no cost, and that older items will be supported on a fee basis. The cost of making the Company's diagnostic equipment Year 2000 compliant is estimated to be within a range of approximately $100,000 to $150,000 over the cost of normal upgrades and replacements, and will be incurred through fiscal 1999.

Certain of the Company's customers and vendors may be dependent on computer or other embedded information systems to conduct business transactions, although the Company has not yet undertaken any investigation, other than its diagnostic equipment vendors, to determine the nature or extent of any Year 2000 issues that may be posed by customer or vendor unpreparedness. The Company expects to discuss with its key customers and vendors the status of their Year 2000 readiness in the first and second quarters of 1999, and to promptly thereafter identify possible alternative suppliers to the extent that such action may be called for based on any relative lack of Year 2000 readiness by existing suppliers. The Company does not expect the costs of this investigation to be material.

EMPLOYEES
As of March 1, 1999, the Company had 385 full-time employees and 126 part-time employees for a total of 511 employees. None of the Company's employees are represented by any labor union or other collective bargaining unit. The Company has not experienced any significant degree of employee turnover and the Company believes that its relations with its employees are satisfactory.

RECENT DEVELOPMENTS
On February 18, 1999, the Company entered into an Agreement and Plan of Merger with Medical Alliance, Inc. ("MAI"), a Nasdaq National Market company, pursuant to which MAI is to merge with and into a wholly-owned subsidiary of DHS. Under the terms of the agreement, holders of MAI common stock are to receive, upon consummation of the transaction, 1.57 shares of DHS common stock for each outstanding share of MAI common stock, and outstanding MAI stock options will be converted into DHS stock options at that same exchange ratio. The transaction is subject to approval by the stockholders of both companies, and certain other conditions. Subject to obtaining such approvals and satisfying such conditions, the transaction is expected to be completed by the end of the second quarter of 1999. However, there can be no assurance as to whether or when the transaction with MAI will be consummated.

On February 19, 1999, the Company received notification from Nasdaq that, due to the write-offs for asset impairment described in Item 7 below, there was some question as to whether the Company continued to be in compliance with the minimum tangible net worth required for continued listing of the Company's common stock on the Nasdaq National Market; such notification also questioned whether the Company had the required minimum number of round lot stockholders. In its response, the Company has indicated that, although the write-offs will result in a temporary inability to meet the required $4,000,000 tangible net worth requirement, the transaction with MAI would, upon consummation, immediately restore the Company to compliance; in addition, with respect to the number of stockholders, the Company advised Nasdaq that, when taking into account all beneficial holders holding DHS shares in "street" name, there are substantially in excess of 400 round lot stockholders. The Company believes that it has provided to Nasdaq a coherent and definitive plan for restoring the Company's compliance with Nasdaq listing requirements, and the Company is hopeful that Nasdaq will defer any further action regarding any delisting of the Company's common stock pending the results of the proposed transaction with MAI (although there can be no assurance as to whether or when Nasdaq will take any further action).

ITEM 2.  PROPERTIES

PROPERTY
The Company maintains its headquarters in approximately 13,119 square feet of leased office space in Dallas, Texas. Base rental at that facility is $16.40 per square foot per year, and the lease expires in January 2004. The Company also maintains divisional, satellite and other operating offices at 24 leased locations, ranging in size from approximately 214 square feet to approximately 7,700 square feet, at rentals generally ranging from $4 to $32 per square foot per year. The Company believes that its existing premises will be adequate for its current operations for the foreseeable future. The Company does not own any real property.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 1998.

                                    PART II
                                    -------


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION
Since January 22, 1996, the Company's Common Stock has been listed on the NASDAQ National Market. From June 23, 1993 to January 19, 1996, the Common Stock was listed on the SmallCap Market of the National Association of Securities Dealers Automated Quotation System. The range of reported high bid and low bid quotations for the Common Stock on a quarterly basis from January 1, 1997 through December 31, 1998, is reflected in the table below. These quotations reflect inter-dealer prices without adjustment for retail mark-up, mark-down or commission and may not represent actual transactions.

                           High Bid  Low Bid
                           --------  -------
          1998
            1st Quarter      $13.94   $10.06
            2nd Quarter      $12.50   $ 8.63
            3rd Quarter      $10.00   $ 3.75
            4th Quarter      $ 5.50   $ 1.97

          1997
            1st Quarter      $10.13   $ 7.44
            2nd Quarter      $ 9.13   $ 7.25
            3rd Quarter      $15.13   $ 9.00
            4th Quarter      $14.75   $10.38

On March 1, 1999, the last reported sale price for the Common Stock was $1.78, and the Company had 218 stockholders of record as of that date. The Company believes that there are more than 1300 beneficial owners of Common Stock.

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

Simultaneously with the issuance of the Bridge Notes and the Bridge Warrants, the Company borrowed an additional $1,000,000 from Chase Bank of Texas, N.A., formerly Texas Commerce Bank National Association ("Chase"), in conjunction with which the Company issued to Chase warrants (the "Bank Warrants") entitling the holders thereof to purchase up to 50,000 shares of Common Stock. The exercise price, adjustment provisions, call provisions and other terms and conditions of the Bank Warrants were identical to the terms and conditions of the Bridge Warrants. The issuance of the Bank Warrants was exempt from registration pursuant to Regulation D promulgated under the Act based upon Chase's representations and warranties as to its status as an "accredited investor." All of the Bank Warrants have been exercised.

In connection with the Company's acquisition of Advanced Clinical Technology, Inc. and Horizon MDS Corporation (collectively, "ACT") in November 1996 (see
Note 13 to the audited financial statements included in Item 7 below), the Company issued to ACT 642,857 shares of Series A Convertible Redeemable Preferred Stock of the Company ("Series A Preferred Stock"), having an aggregate liquidation preference of $4,500,000. The shares of Series A Preferred Stock bear dividends at the rate of 7.25% per annum (payable in kind in additional shares of Series A Preferred Stock), and all outstanding shares of Series A Preferred Stock (including accrued dividends) are convertible, at the option of the holder thereof, into Common Stock of the Company at the rate of one share of Series A Preferred Stock for each share of Common Stock. In addition, in the event that, commencing with the Company's fiscal quarter ended December 31, 1997, the mean average daily last reported sale price of the Common Stock (the "Average Closing Price") in any fiscal quarter of the Company is less than $7.00 per share, then, at any time and from time to time during the next succeeding fiscal quarter of the Company, each outstanding share of Series A Preferred Stock will be convertible into a number of shares of Common Stock equal to $7.00 divided by the Average Closing Price during the preceding fiscal quarter. The Company has reserved the right to limit ACT's holdings of conversion shares to 4.9% of the total outstanding common stock (or 9.9% in the event of and after giving effect to any conversion at the reduced price under the immediately preceding sentence). The issuance of the Series A Preferred Stock was exempt from registration pursuant to Regulation D promulgated under the Act, and based on ACT's warranty as to the acquisition of such shares for investment and not for resale or distribution.

In connection with the Company's sale and issuance of $20,000,000 in principal amount of subordinated notes to The Prudential Insurance Company of America ("Prudential") in April 1997, the Company also issued to Prudential five-year redeemable common stock purchase warrants exercisable for up to 60,000 shares of common stock of the Company at an exercise price of $12.25 per share. The issuance of such subordinated notes and warrants was exempt from registration under Regulation D promulgated under the Act, based upon Prudential's representations and warranties as to its status as an "accredited investor." As of December 31, 1998, none of such warrants had been exercised.

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

ITEM 6. SELECTED FINANCIAL DATA

The following financial information for each of the five years ended December 31, 1998 has been derived from the Company's consolidated financial statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes appearing at Item 8 below. All 1994 and 1995 information has been restated to reflect the pooling-of-interest with Advanced Diagnostic Imaging, Inc. ("ADI").

                                                   YEARS ENDED DECEMBER 31,
                                        ----------------------------------------------
                                          1998       1997     1996     1995     1994
                                        ---------  --------  -------  -------  -------
                                            (In thousands, except per share data)
Gross revenues                          $ 44,844   $ 52,921  $24,171  $17,083  $11,508
Income (loss) from continuing
 operations before cumulative effect
 of change in accounting method (1)     $(30,459)  $  5,761  $ 2,459  $ 1,403  $   613
Net income (loss)                       $(41,292)  $  5,430  $ 2,459  $ 1,228  $   613
Net income (loss) per share - basic     $  (3.67)  $   0.57  $  0.37  $  0.25  $  0.14
Net income (loss) per share  diluted    $  (3.67)  $   0.48  $  0.29  $  0.22  $  0.13
Total assets                            $ 67,867   $107,854  $53,244  $19,292  $11,607
Long-term debt and lease obligations    $ 37,843   $ 35,310  $ 7,082  $10,527  $ 1,164
Stockholders' equity                    $ 15,081   $ 49,953  $29,901  $ 8,906  $ 7,748

__________________

(1) In 1998, the loss from continuing operations before cumulative effect of change in accounting method includes operating expenses relating to a non-recurring restructuring expense charge of approximately $6,597,000 and an impairment charge on acquired assets of approximately $24,672,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the Consolidated Financial Statements and related notes appearing at Item 8 below.

Results of Operations

In 1998, the Company's performance declined due to deterioration in the ultrasound business it acquired from Advanced Clinical Technology, Inc. and Horizon/MDS Corporation (collectively "ACT"), and to a lesser extent, the mobile ultrasound business acquired from Diagnostic Imaging Services, Inc. ("DIS"). The Company spent most of 1998 restructuring the acquired businesses, repricing or resigning from unprofitable accounts, and adjusting its cost structure to service the remaining business. As a result of the deterioration in the ACT and DIS ultrasound businesses, the Company went through a period in which liquid resources were depleted and the balance sheet became overleveraged. During 1998, the Company wrote off $18.2 million in goodwill, $1.9 million in fixed assets, and $2.4 million of acquired accounts receivable related primarily to these acquisitions, as well as smaller additional write-offs related to other acquisitions as described below. The Company has a high fixed-cost structure, and as revenues from the acquired businesses declined, operating margins also declined. Additionally, the margins related to portions of the replacement revenues related to the business were too low. Many of the Company's restructuring efforts during 1998 were directed towards reducing fixed costs, eliminating marginal and unprofitable accounts, and establishing and improving returns on new and existing business. Management began this process during the second quarter of 1998 and substantially completed its restructuring efforts during the fourth quarter. Although the net effect of these events in 1998 was increased expenses on essentially flat revenues, management believes that its efforts to restructure the business can result in a more stable and enduring revenue stream with improved margins for 1999 and beyond.

In December 1998, the Company elected to change its method for accounting for future payments relating to contract receivables due from long-term equipment and service agreements. Under the previous method, expected profits or losses on contracts were based on the contracts' guaranteed minimum values and total estimated related contract costs upon installation. These estimates were reviewed and revised periodically throughout the lives of the contracts, and adjustments resulting from such revisions were recorded in the periods in which the revisions were made. Losses on contracts were recorded in full as they were identified. Accordingly, the Company's ability to accurately predict its earnings was based in part on the timing, size, and estimated costs to be incurred on new long-term contracts in any given period. As the Company's long-term contracts increased in recent periods, both in length and dollar amount, the impact of long-term contract revenue recognition became greater. Also, because of uncertainties inherent in the estimation process as it relates to long-term contracts, it was reasonably possible that actual earnings would differ from the estimates. The Company changed its accounting method effective January 1, 1998, in order to recognize revenue and expense on long-term contracts ratably over the lives of the contracts. Although this change will result in lower revenues and earnings (due to the deferral aspect of the new method), the change will have no impact on cash flows. Management believes that this change will make the Company's revenues, expenses and earnings more predictable.

The following table sets forth pro forma operating results of the Company, presented as if the change in accounting method had been in place for the years ended 1997 and 1996, and to exclude nonrecurring charges. The discussion that follows is based on a comparison of 1998 results of opertions as compared to the pro forma presentation of the operating results for 1997 and 1996.

                                                                               Pro forma
                                                                        Year Ended December 31,
                                                               ------------------------------------------
                                                                             (Unaudited)
                                                                 (In thousands, except per share data)
                                                                    1998           1997          1996
                                                               --------------  ------------  ------------
Gross revenues                                                       $44,844        $43,897       $21,275
                                                                     -------        -------       -------

Expenses:
  General & administrative                                             3,279          2,232         1,385
  Salaries & employee benefits                                        25,880         23,658        11,899
  Legal & professional                                                   397            344           178
  Rent & utilities                                                     1,410          1,192           390
  Taxes & insurance                                                    1,208          1,104           420
  Technical operating expenses                                         5,948          5,994         3,158
  Provision for doubtful accounts                                      1,913            890            41
  Depreciation & amortization                                          7,040          5,843         2,797
                                                                     -------        -------       -------
     Total operating expenses                                         47,076         41,258        20,268
                                                                     -------        -------       -------

Income (loss) from continuing operations
                                                                     =======        =======       =======
  before income taxes                                                $(2,232)       $ 2,640       $ 1,007
                                                                     =======        =======       =======

Income (loss) from continuing operations
  before income taxes per share:                                     =======        =======       =======
    Basic
                                                                      $(0.20)         $0.28         $0.15
                                                                     =======        =======       =======
    Diluted                                                           $(0.20)         $0.24         $0.12
                                                                     =======        =======       =======

NOTE:  Numbers may not add due to rounding.

Year Ended December 31, 1998 Compared With Year Ended December 31, 1997

Gross revenues increased by 2.16% to approximately $44,844,000 in 1998 from approximately $43,897,000 in 1997. Excluding revenues attributable to acquired businesses, gross revenues, decreased by 13.2% to approximately $38,094,000 for 1998 from approximately $43,897,000 for 1997. This decline in revenues was primarily due to a loss of significant revenue contracts, which related to acquisitions made prior to 1997, and is one of the factors associated with the impairment of acquired assets.

The Company's operating expenses increased approximately 14.1% from approximately $41,258,000 in 1997 to approximately $47,076,000 in 1998. This increase in ongoing operating expenses was, in part, related to the heightened commitment the Company made in the last quarter of 1997 to its sales and marketing efforts. These efforts resulted in an increase in sales personnel and an increase in general and administrative expenses associated with additional travel expenses, as well as increased advertising expenses. The Company also experienced increases in legal and professional fees, rents, utilities, property taxes, insurance, depreciation and amortization as a result of additional expenses associated with the expansion of operations through prior acquisitions. The provision for doubtful accounts also increased significantly in 1998, due to the Company's reevaluation of the overall collectibility of its outstanding accounts receivable.

In addition to recurring operating expenses, the Company incurred a non-recurring restructuring expense charge of approximately $6,597,000 and an impairment charge on acquired assets of approximately $24,672,000. The restructuring charge relates to expenses for a reduction in staff and the resulting severance payments and benefits amounting to approximately $1,198,000, divisional office closings amounting to approximately $1,839,000, and other expenses amounting to approximately $3,560,000.

The Company experienced an impairment charge on assets due to cash flow losses by the acquired businesses, the loss of significant acquired revenue contracts, and the doubtful realization of certain assets. The impaired assets consisted of goodwill, non-compete agreements, accounts receivable and property and equipment in connection with the acquisitions of ACT, Valley Diagnostic Services, Heart Diagnostic Institutes Inc., Medmark Associates, Inc., Cardiac Concepts, Inc., DIS' ultrasound division, Mobil Diagnostics, Inc., and Sonomed, Inc. The amount relating to the goodwill impairment was approximately $18,239,000. Impairment of non-compete agreements amounted to approximately $213,000. Impairment of acquired receivables due to uncollectibility amounted to approximately $2,449,000. Impairment of property and equipment amounted to approximately $3,771,000, arising from a significant decrease in the market value of the property and equipment.

Income from continuing operations before income taxes decreased by 184.5% to an approximate loss of $2,232,000 in 1998 from an approximate income of $2,640,000 in 1997. This decrease is due primarily to the increase in ongoing operating expenses and deterioration of the acquired businesses as explained above.

Interest expense increased by 7.1% from approximately $4,056,000 in 1997 to approximately $4,342,000 in 1998, primarily as a result of new debt obligations assumed in connection with business acquisitions.

"Other income" is primarily interest earned on liquid investments in 1998 and 1997.

The Company changed its accounting method effective January 1, 1998, in order to recognize revenue and expense on long-term contracts ratably over the lives of the contracts. The cumulative effect of the change in accounting method at December 31, 1998 was approximately $16,144,000 less tax benefit of approximately $5,311,000.

Results for 1997 reflect a net loss (net of income taxes) of approximately $327,000, arising from the dispositions of the Company's therapist placement division and Mexican subsidiary.

Year Ended December 31, 1997 Compared With Year Ended December 31, 1996

Gross revenues increased by 106.3% to approximately $43,897,000 in 1997 from approximately $21,275,000 in 1996. Excluding revenues attributable to acquired businesses, gross revenues decreased by 11.4% to approximately $18,853,000 for 1997 from approximately $21,275,000 for 1996. This decline in revenues was primarily due to a loss of significant revenue contracts, which related to acquisitions made during 1996, and is one of the factors associated with the impairment of acquired assets, as explained above.

The Company's operating expenses increased from approximately $20,268,000 in 1996 to approximately $41,258,000 in 1997. As a percentage of gross revenues, operating expenses decreased from 95.3% to 94.0%. The decrease was due to increased efficiencies realized through consolidation of various overhead and administrative functions, and absorption of fixed costs over an increased revenue base.

Income from continuing operations before income taxes increased by 162.0% to approximately $2,640,000 in 1997 from approximately $1,007,000 in 1996. This increase is primarily due to the DIS MRI division and other business acquisitions, and continued consolidation of the Company's administrative functions.

Interest expense increased by 366.5% from approximately $870,000 in 1996 to approximately $4,056,000 in 1997, primarily as a result of the $20,000,000 in subordinated debt obligations incurred in connection with the Company's 1997 acquisitions from DIS, and new debt obligations assumed in connection with those and other business acquisitions. As a percentage of gross revenues, interest expense increased from 3.6% in 1996 to 7.7% in 1997.

"Other income" is primarily interest earned on liquid investments in 1997 and 1996.

Results for 1997 reflect a net loss (net of income taxes) of approximately $327,000, arising from the dispositions of the Company's therapist placement division and Mexican subsidiary.

LIQUIDITY AND CAPITAL RESOURCES
In May 1998, the Company and its subsidiaries entered in to an amendment of the revolving credit and term loan facility with their senior lender, Chase Bank of Texas, N.A. ("Chase"), providing for up to $2,500,000 in available revolving credit (or, if less, 75% of the Company's and its subsidiaries' eligible accounts receivable from time to time), and an acquisition term loan facility of up to $17,500,000 in maximum principal amount. Pursuant to the amendment, the Company rolled over the outstanding borrowings of $2,500,000 on the revolving credit facility into the term loan facility. At December 31, 1998, the Company had no outstanding borrowings under the revolving credit facility and $7,952,930 in principal amount of outstanding borrowings under the term loan facility. These loans bear interest at varying rates, depending on the Company's relative leverage from time to time.

In June 1998, the Company and its subsidiaries entered into a further amendment of the revolving credit and term loan facility with Chase, whereby the revolving credit facility was extended. In connection with the amendment, Chase waived certain prior financial covenant defaults.

Effective as of December 31, 1998, the Company and its subsidiaries entered in to an amendment of the revolving credit and term loan facility with Chase. This amendment provides for the implementation of a new financial covenant structure. The Company has also entered in to an amendment of its subordinated loan agreement with Prudential, containing amendments consistent with the Chase amendment.

The new financial covenant structure temporarily suspend the Fixed Charge Coverage Ratio, Funded Debt to EBITDA Ratio, and Senior Debt to EBITDA Ratio, and requires the Company to maintain minimum EBITDA levels. In addition, the new structure limits unleveraged capital expenditures, and prohibits the Company from incurring additional debt or selling assets.

Under the new amendment, the outstanding balance of the Company's term facility begins a five-year amortization program to commence July 15, 1999, and the remaining availability under that facility is cancelled. The revolving facility was reduced to $1 million subject to certain advance restrictions with a shortened maturity of January 31, 1999 (which was thereafter extended to June 30, 1999).

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

The Company's continuation as a going concern is dependent on its ability to comply with the revised terms of its financing agreements, to obtain additional financing or refinancing as may be required, and to increase cash flow from operations. The Company's financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company and its subsidiaries have also entered into various financing arrangements with commercial leasing companies and equipment suppliers, bearing interest ranging from 7.7% to 12.1% per annum.

In 1997, the Company received net proceeds of approximately $8,423,993 from the exercise of its previously outstanding publicly traded warrants (which were called for redemption in the first quarter of 1997), $562,500 from the exercise of other warrants, and $1,492,801 from the exercise of options under the Company's various stock option plans.

In 1998, the Company received net proceeds of approximately, $1,801,858 from the exercise of warrants, and $811,136 from the exercise of options under the Company's various stock option plans.

Based on the Company's operating plan management believes that available resources and funds generated from operations will be sufficient to meet the Company's operating requirements through the close of the Company's fiscal year ending December 31, 1999.

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

Forward-Looking Statements

Certain statements contained in this Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the regions in which the Company operates; industry capacity; demographic changes; existing governmental regulations; legislative proposals for health care reform; changes in Medicare and Medicaid payment levels; liability and other claims asserted against the Company; competition; the loss of any significant ability to attract and retain qualified personnel; the availability and terms of capital to fund additional acquisitions. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revision to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                                        Page
                                                        Number
                                                        ------
     Consolidated Financial Statements:

     Independent Auditors' Report                       F - 2

     Consolidated Balance Sheet as
     of December 31, 1998 and 1997                      F - 3

     Consolidated Statement of Operations
     for the years ended
     December 31, 1998, 1997 and 1996                   F - 5

     Consolidated Statement of
     Stockholders' Equity for the
     years ended December 31, 1998, 1997 and 1996       F - 7

     Consolidated Statement of Cash Flows
     for the years ended December 31, 1998 and 1997     F - 8

     Notes to the Consolidated Financial Statements    F - 10

                       DIAGNOSTIC HEALTH SERVICES, INC.
                               AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1998 AND 1997

                                      AND

                         INDEPENDENT AUDITORS' REPORT

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

February 19, 1999

The Board of Directors
Diagnostic Health Services, Inc.

We have audited the accompanying consolidated balance sheets of Diagnostic Health Services, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diagnostic Health Services, Inc. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.



/S/ Simonton, Kutac & Barnidge, L.L.P.

Simonton, Kutac & Barnidge, L.L.P.
Houston, Texas

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                -----------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                    ASSETS

                                                               December 31,
                                                       ----------------------------
                                                           1998           1997
                                                       -------------  -------------
Current Assets:
  Cash and cash equivalents                            $  1,087,349   $  5,126,114
  Accounts receivable:
    Trade, net of allowance for doubtful accounts
     of $1,428,636 and $612,437, respectively            10,088,540     17,294,128
    Accrued interest and other                               96,176        793,369
  Contracts receivable - current                                 --      2,167,265
  Prepaid expenses                                          352,917      1,528,931
  Income tax refund receivable                              973,492             --
  Deferred tax asset                                      1,115,200         87,876
                                                       ------------   ------------

    Total Current Assets                                 13,713,674     26,997,683
                                                       ------------   ------------

Investment in unconsolidated affiliate                    1,933,477             --

Property & Equipment:
  Office furniture & equipment                            2,381,019      2,015,749
  Machinery & service equipment                          31,888,460     35,286,844
  Leasehold improvements                                  2,071,914        273,968
    Less: accumulated depreciation and amortization     (12,131,560)    (8,876,887)
                                                       ------------   ------------

    Total Property & Equipment                           24,209,833     28,699,674
                                                       ------------   ------------

Other Assets:
  Deposits and other                                        911,901      2,999,701
  Deferred acquisition costs                                 98,852        122,536
  Contracts receivable - long-term                               --     10,058,674
  Deferred tax asset                                      8,352,567             --
  Goodwill                                               19,043,582     38,793,903
  Noncompete agreements                                   2,698,533      3,428,270
    Less: accumulated amortization                       (3,095,764)    (3,246,266)
                                                       ------------   ------------

    Total Other Assets                                   28,009,671     52,156,818
                                                       ------------   ------------

Total Assets                                           $ 67,866,655   $107,854,175
                                                       ============   ============

    The following notes are an integral part of these financial statements.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                -----------------------------------------------

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    --------------------------------------

                      LIABILITIES & STOCKHOLDERS' EQUITY

                                                                    December 31,
                                                            ----------------------------
                                                                1998           1997
                                                            -------------  -------------
Current Liabilities:
  Accounts payable                                          $  3,503,268   $  2,626,978
  Accrued liabilities                                          2,221,795      3,774,969
  Current lease obligations                                    2,585,334      4,663,279
  Current portion of long-term debt                              814,106      1,485,113
  Notes payable                                                       --      2,362,554
  Accrued acquisition cost                                            --      1,500,000
  Deferred expenses                                            1,955,000             --
  Current income taxes                                                --      1,363,543
                                                            ------------   ------------
     Total Current Liabilities                                11,079,503     17,776,436

Long-term lease obligations                                   10,652,605     10,348,496
Long-term debt                                                27,190,030     24,961,570
Deferred rent                                                         --        149,253
Other liabilities                                              3,863,244      2,647,277
Deferred income taxes                                                 --      2,018,480
                                                            ------------   ------------
    Total Liabilities                                         52,785,382     57,901,512
                                                            ------------   ------------

Commitments and Contingencies
Stockholders' Equity:
  Common stock, $.001 par value; authorized 15,000,000
    shares; issued 11,713,895 shares in 1998 and
    10,718,867 shares in 1997; outstanding 11,480,636
    shares in 1998 and 10,485,608 shares in 1997                  11,714         10,719
  Preferred stock, $.001 par value; authorized 3,000,000
    shares; issued and outstanding 746,500 shares in
    1998 and 695,593 shares in 1997                                  747            696
  Additional paid-in capital                                  48,571,630     42,151,656
  Retained earnings (accumulated deficit)                    (33,291,667)     8,000,743
  Accumulated other comprehensive income                              --             --
  Stockholder receivable                                        (103,500)      (103,500)
  Treasury stock at cost; 233,259 common shares                 (107,651)      (107,651)
                                                            ------------   ------------
    Total Stockholders' Equity                                15,081,273     49,952,663
                                                            ------------   ------------
Total Liabilities and Stockholders' Equity                  $ 67,866,655   $107,854,175
                                                            ============   ============

    The following notes are an integral part of these financial statements.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                -----------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     --------------------------------------
                           AND COMPREHENSIVE INCOME
                           ------------------------

                                                            For the Years Ended
                                                                December 31
                                                 -----------------------------------------
                                                     1998           1997          1996
                                                 -------------  ------------  ------------
Gross revenues                                   $ 44,844,442   $52,920,804    24,171,286
                                                 ------------   -----------   -----------

Expenses:
  General & administrative                          3,279,109     2,232,032     1,385,305
  Salaries & employee benefits                     25,880,078    23,658,464    11,898,905
  Legal & professional                                397,245       344,029       177,756
  Rent & utilities                                  1,410,190     1,192,449       389,533
  Taxes & insurance                                 1,208,398     1,103,643       420,375
  Technical operating expenses                      5,947,721     5,994,195     3,158,037
  Provision for doubtful accounts                   1,913,004       890,161        40,970
  Depreciation and amortization                     7,040,277     5,842,678     2,796,865
  Restructure expense                               6,596,683            --            --
  Impairment of acquired assets                    24,672,291            --            --
                                                 ------------   -----------   -----------
    Total operating expenses                       78,344,996    41,257,651    20,267,746
                                                 ------------   -----------   -----------
Income (loss) from operations                     (33,500,554)   11,663,153     3,903,540
                                                 ------------   -----------   -----------

Other income (expense):
  Other income                                         83,778       369,403       486,704
  Interest expense                                 (4,341,991)   (4,056,301)     (869,601)
                                                 ------------   -----------   -----------
    Total other income (expense)                   (4,258,213)   (3,686,898)     (382,897)
                                                 ------------   -----------   -----------

Income (loss) from continuing operations
  before provision for income taxes, equity
  of net earnings of affiliate, discontinued
  operations and cumulative effect of
  change in accounting method                     (37,758,767)    7,976,255     3,520,643

  Provision for income tax expense (benefit)       (6,972,618)    2,215,726     1,061,560
                                                 ------------   -----------   -----------

Income (loss) from continuing operations
  before equity of net earnings of affiliate,
  discontinued operations and cumulative
  effect of change in accounting method           (30,786,149)    5,760,529     2,459,083

Equity of net earnings of affiliate                   326,946            --            --
                                                 ------------   -----------   -----------

Income (loss) before discontinued operations
  and cumulative effect of change
  in accounting method                           $(30,459,203)  $ 5,760,529   $ 2,459,083
                                                 ------------   -----------   -----------

    The following notes are an integral part of these financial statements.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                -----------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                     AND COMPREHENSIVE INCOME (CONTINUED)
                     ------------------------------------

                                                            For the Years Ended
                                                                December 31
                                               ---------------------------------------
                                                   1998           1997         1996
                                               -------------  ------------  ----------
Income (loss) before discontinued operations
  and cumulative effect of change
  in accounting method                         $(30,459,203)  $ 5,760,529   $2,459,083

Loss from discontinued operations,
  net of income tax benefit of $160,952                  --      (326,934)          --
                                               ------------   -----------   ----------

Income (loss) before cumulative effect
  of change in accounting method                (30,459,203)    5,433,595    2,459,083

Cumulative effect of change in
  accounting method                              10,833,156            --           --
                                               ------------   -----------   ----------

Net income (loss)                              $(41,292,359)  $ 5,433,595   $2,459,083
                                               ------------   -----------   ----------

Other comprehensive income (loss), net of
 tax:
  Foreign currency translation adjustment                --        (3,894)        (179)
                                               ------------   -----------   ----------

Comprehensive income (loss)                    $(41,292,359)  $ 5,429,701   $2,458,904
                                               ============   ===========   ==========

Net income (loss) per share:
  Basic                                        $      (3.67)  $      0.57         0.37
                                               ============   ===========   ==========
  Diluted                                      $      (3.73)  $      0.48         0.29
                                               ============   ===========   ==========
Weighted average common
 shares outstanding:
  Basic                                          11,236,737     9,527,736    6,709,795
                                               ============   ===========   ==========
  Diluted                                        11,063,197    11,221,358    8,446,335
                                               ============   ===========   ==========

    The following notes are an integral part of these financial statements.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                -----------------------------------------------

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                ----------------------------------------------

                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                     Retained
                                                      Additional     Earnings      Foreign        Stock
                                   Common  Preferred   Paid-In      (Accumulated   Currency    Subscription  Stockholder Treasury
                                    Stock    Stock     Capital       Deficit)     Translation  Receivable    Receivable    Stock
                                   -----------------------------------------------------------------------------------------------
Balance, December 31, 1995         $ 5,206  $  --     $ 9,018,442   $    108,118  $(6,171)    $(8,250)      $(103,500)  $(107,651)
Shares issued in connection
   with secondary offering           2,955             17,494,019
Common shares issued in
   connection with acquisitions        209                917,459
Preferred shares issued in
   connection with acquisitions               643
Stock options exercised                  1                  1,468
MDI warrants exercised                   3                  9,231
Foreign currency translations                                                         271
Stock subscription collection                                                                   8,250
Shares issued in payment of debt        27                176,806
Preferred stock dividend                        6                             (6)
Net income                                                             2,459,083
                                   -----------------------------------------------------------------------------------------------
Balance, December 31, 1996           8,401    649      27,617,425      2,567,195   (5,900)         --        (103,500)   (107,651)
Common shares issued in
   connection with acquisitions        350              3,548,946
Stock options exercised                399              1,382,403
Warrants exercised                   1,569              9,602,882                   5,900
Disposition of Mexico Operations
Preferred stock dividend                       47                            (47)
Net income                                                             5,433,595
                                   -----------------------------------------------------------------------------------------------
Balance, December 31, 1997          10,719    696      42,151,656      8,000,743       --          --        (103,500)   (107,651)
Common shares issued in
   connection with acquisitions        191              2,190,554
Stock options exercised                269                810,867
Warrants exercised                     278              1,801,580
Shares issued in payment of debt       200              1,499,800
Shares issued in settlement             57                117,173
Preferred stock dividend                       51                            (51)                                               -
Net income                                                           (41,292,359)
                                   -----------------------------------------------------------------------------------------------
Balance, December 31, 1998         $11,714  $ 747     $48,571,630   $(33,291,667) $    --     $    --       $(103,500)  $(107,651)
                                   ===============================================================================================

                                              Total
                                         ------------
Balance, December 31, 1995               $  8,906,194
Shares issued in connection
   with secondary offering                 17,496,974
Common shares issued in
   connection with acquisitions               917,668
Preferred shares issued in
   connection with acquisitions                   643
Stock options exercised                         1,469
MDI warrants exercised                          9,234
Foreign currency translations                     271
Stock subscription collection                   8,250
Shares issued in payment of debt              176,833
Preferred stock dividend                           --
Net income                                  2,459,083
                                         ------------
Balance, December 31, 1996                 29,976,619
Common shares issued in
   connection with acquisitions             3,549,296
Stock options exercised                     1,382,802
Warrants exercised                          9,604,451
Disposition of Mexico Operations                5,900
Preferred stock dividend                           --
Net income                                  5,433,595
                                         ------------
Balance, December 31, 1997                 49,952,663
Common shares issued in
   connection with acquisitions             2,190,745
Stock options exercised                       811,136
Warrants exercised                          1,801,858
Shares issued in payment of debt            1,500,000
Shares issued in settlement                   117,230
Preferred stock dividend                           --
Net income                                (41,292,359)
                                         ------------
Balance, December 31, 1998               $ 15,081,273
                                         ============

    The following notes are an integral part of these financial statements.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                -----------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                         For the Years Ended
                                                                             December 31,
                                                          -------------------------------------------------
                                                                1998            1997            1996
                                                          --------------   ---------------  ---------------
Cash Flows from Operations:
Net income (loss)                                           $(41,292,359)  $  5,433,595        2,459,083
Adjustments to Reconcile Net Income to
  Net Cash (Used in) Provided by Operations:
  Restructure and impairment expense                          24,904,969             --               --
  Effect of change in accounting method                       16,413,873             --               --
  Equity earnings in unconsolidated affiliate                   (326,946)            --               --
  Non-cash stock based compensation                              117,230             --               --
  Loss on disposal of assets                                      36,009             --               --
  Depreciation and amortization                                7,047,277      5,842,678        2,796,865
  Deferred federal income taxes                              (11,398,371)       930,701          848,965
  Deferred rent expense                                         (149,253)        (6,172)         155,426
  Foreign currency translation                                        --          5,900              271
  Provision for doubtful accounts                              1,913,004        890,161               --
  Net chargeoffs for bad debt                                 (1,980,632)    (2,488,470)              --
  Decrease (increase) in trade receivable                      3,021,696     (4,792,489)      (4,331,129)
  Decrease (increase) in other receivable                        714,977             --               --
  Increase in contracts receivable                                    --     (9,169,206)      (1,164,244)
  Decrease (increase) in prepaid expenses                        605,312        (93,686)        (701,492)
  Decrease (increase) in other assets                          1,986,535     (1,279,409)        (590,986)
  Increase in accounts payable                                   835,775        336,490           14,404
  Increase (decrease) in accrued liabilities                      12,412        716,231          655,716
  Increase (decrease) in income taxes payable                 (2,337,035)     1,168,543          171,035
  Increase in other liabilities                                       --      1,786,249          279,411
                                                            ------------   ------------      -----------
     Net Cash (Used in)
       Provided by Operations                                    124,473       (718,884)         593,325
                                                            ------------   ------------      -----------

Cash Flows from Investing Activities:
  Purchase of investment securities                                   --             --       (5,000,000)
  Sale of investment securities                                       --      5,000,000               --
  Cash payments for property purchases                        (2,197,209)    (3,550,845)      (1,487,178)
  Acquisition of businesses, net of cash acquired                (11,350)   (15,962,847)     (13,003,736)
  Decrease in subsidiary acquisition costs                       (97,187)    (1,389,671)        (449,829)
  Increase (decrease) in other receivables                      (139,470)        91,691         (524,384)
  Increase (decrease) in employee receivables                    125,804         49,473          (87,587)
  Increase in stockholder receivable                              (4,118)        (6,750)          (6,210)
                                                            ------------   ------------      -----------
     Net Cash Used in Investing Activities                    (2,323,530)   (15,768,949)     (20,558,924)
                                                            ------------   ------------      -----------

    The following notes are an integral part of these financial statements

               ------------------------------------------------

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                -----------------------------------------------

                                                               For the Years Ended
                                                                   December 31,
                                                 ----------------------------------------------
                                                        1998             1997          1996
                                                 -----------------   -------------  -----------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock               2,612,994       10,987,254   17,751,177
  Net borrowings on line of credit                       137,446          790,554      872,000
  Proceeds from issuance of loans                             --        7,980,000    8,569,573
  Proceeds from senior subordinated loan                      --       20,000,000           --
  Proceeds from stock subscription receivable                 --                         8,250
  Deferred finance charge                                     --         (800,000)          --
  Principal payments on long-term debt                (1,156,654)     (13,902,001)  (6,315,642)
  Principal payments on capital
   lease obligations                                  (3,433,494)      (3,671,407)  (1,395,391)
                                                     -----------     ------------   ----------
    Net Cash Provided by
       Financing Activities                           (1,839,708)      21,384,400   19,489,967
                                                     -----------     ------------   ----------
Net increase (decrease) in cash
   and cash equivalents                               (4,038,765)       4,896,567     (475,632)
Cash and cash equivalents, beginning of year           5,126,114          229,547      705,179
                                                     -----------     ------------   ----------
Cash and cash equivalents, end of year               $ 1,087,349     $  5,126,114      229,547
                                                     ===========     ============   ==========

    The following notes are an integral part of these financial statements

                DIAGNOSTIC HEALTH SERVICES, INC, & SUBSIDIARIES
                -----------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

NOTE 1 - ORGANIZATION

Organization - Diagnostic Health Services, Inc. ("DHS") and its subsidiaries (collectively, with DHS, the "Company") is an outsource provider of medical services to hospitals, physicians' offices and other healthcare facilities in the Midwest, South Central and Western United States. Headquartered in Dallas, Texas, DHS primarily provides radiology and cardiology diagnostics services and equipment, and related management services to a broad range of healthcare providers.

Acquisitions are discussed in Note 11 of these Notes to Financial Statements.

The following chart sets forth the corporate structure of the Company and its 100% owned subsidiaries at December 31, 1998:

                             [CHART APPEARS HERE]

In addition to the above, DHS and DHSMS have two inactive wholly-owned subsidiaries, Diagnostic Health Services de Mexico, S.A. de C.V. and HomeCare International, Inc.

Principles of Consolidation - The consolidated financial statements include the accounts of Diagnostic Health Services, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Investment in unconsolidated affiliate is accounted for on the equity method. The equity in earnings of the unconsolidated affiliate is reported in the consolidated statement of income.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

Investment Securities - Investment securities consist of commercial paper with a maturity of 180 days. All of the Company's investments are carried at cost and classified as held-to-maturity securities. No realized gains or losses were recognized during the years ended December 31, 1998, 1997 and 1996 since all securities were held to maturity.

Contracts Receivable - In December 1998, the Company elected to change its method for accounting for future payments relating to contract receivables due on long-term equipment and service agreements. Under the previous method, expected profits or losses on contracts were based on the Company's estimates of total revenue values and related costs upon installation. These estimates were reviewed and revised periodically throughout the lives of the contracts, and adjustments resulting from such revisions were recorded in the periods in which the revisions were made. Losses on contracts were recorded in full as they were identified. The Company changed its accounting method effective January 1, 1998, in order to recognize revenue and expense on long-term contracts ratably over the lives of the contracts.

Property, Equipment and Leasehold Improvements - Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 10 years. Depreciation expense amounted to $4,422,115 and $3,535,037 for the years ended December 31, 1998 and 1997, respectively.

Deposits and Other Assets - Deposits and other assets include deferred finance costs associated with the senior subordinated indebtedness, which is amortized over the life of the indebtedness.

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

Earnings (Loss) Per Share - Basic earnings (loss) per share has been computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share has been computed by dividing net income by the weighted average number of shares plus common stock equivalents outstanding during the period, computed using the treasury stock method, excluding anti-dilutive securities.

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

New Accounting Standards In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Under this statement, the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings in the stockholders' equity section of the balance sheet.

NOTE 3 - INVESTMENT IN UNCONSOLIDATED AFFILIATE

On February 26, 1998, SoCal acquired from Diagnostic Imaging Services, Inc., a Delaware corporation ("DIS-Delaware"), one-half of the outstanding general partnership interests and one-half of the outstanding limited partnership interests in Scripps Chula Vista Imaging Center, L.P. ("SCVIC"), whose business consists of the operations of a magnetic resonance imaging center on the campus of Scripps Hospital in Chula Vista, California. The consideration paid for such partnership interests consisted of 127,250 shares of DHS common stock valued at $1,606,531.

NOTE 4 - NOTES PAYABLE
-----------------------

At December 31, 1998 and 1997, notes payable consisted of the following obligations:

                                                          December 31,
                                                    -----------------------
                                                       1998         1997
                                                    ----------   ----------
    $1,000,000 and $2,500,000 line of credit
    with bank at December 31, 1998 and 1997,
    respectively, with interest at varying rates
    (9.0 % at December 31, 1997),
    due June 30, 1999.  Secured by
    substantially all of the assets of
    the Company.                                    $       --   $2,362,554
                                                    ----------   ----------
                                                    $       --   $2,362,554
                                                    ==========   ==========

In July 1996, the Company entered a two-year loan agreement with a bank whereby the Company was permitted to borrow up to $2,500,000 under a revolving credit note. This revolving note replaced the existing credit facility in place at that time. The loan agreement (as amended) also provided for a separate term loan facility totaling $17,500,000 in original principal amount, whose terms are discussed in Note 5. In December 1998, the Company restructured the aforementioned loan agreement by consolidating the outstanding revolving line balance into a new term note agreement whose terms are discussed in Note 5.

Effective as of December 31, 1998, the Company and its subsidiaries entered in to an amendment of the revolving credit and term loan facility with Chase. This commitment provides for permanent waiver of all defaults outstanding through and including November 30, 1998, and implementation of a new covenant structure. Under the new amendment, the outstanding balance of the Company's term facility begins a five-year amortization program to commence July 15, 1999, and the remaining availability under that facility is cancelled. The revolving facility was reduced to $2 million with a shortened maturity of January 31, 1999. The new financial covenant structure temporarily suspend the Fixed Charge Coverage Ratio, Funded Debt to EBITDA Ratio, and Senior Debt to EBITDA Ratio, and requires the Company to maintain minimum EBITDA levels. In addition, the new structure limits unleveraged capital expenditures, and prohibits the Company from incurring additional debt or selling assets.

The Company's previous revolving credit and existing term note agreements contain certain restrictive covenants which, among other things, (1) require the maintenance of a minimum current ratio, (2) provide for a maximum funded debt ratio (as defined in the loan agreement), (3) require the maintenance of a minimum fixed charge coverage ratio (as defined in the loan agreement), and (4) place certain restrictions on the Company's ability to declare or pay dividends, make certain loans, advances or investments, or incur, create or assume additional debt or other obligations.

NOTE 5 - LONG-TERM DEBT
-----------------------

Long-term debt at year-end consists of the following:

                                                                           December 31,
                                                              ------------------------------------
                                                                  1998                   1997
                                                              -------------         --------------
  Restructured note payable to bank, maturing June 30,
  2001, due in quarterly installments of $400,000, plus
  interest due quarterly at varying rates (9.5% at
  December 31, 1998); secured by substantially all of
  the assets of the Company.                                    $ 7,952,930         $          --

  Note payable to bank in connection with acquisitions
  representing outstanding portion of $17,500,000 credit
  facility, maturing June 1998, due in monthly installments
  of $142,826, plus interest at varying rates (9.0% at
  December 31, 1997); secured by substantially all of
  the assets of the Company.                                             --             6,121,094

  Senior subordinated promissory notes payable in
  connection with DIS acquisitions, maturing April 17,
  2005, interest at 10.50% due in quarterly installments
  and principal of $6,666,667 due on  April 17, 2003,
  2004, and 2005; unsecured.                                     20,000,000            20,000,000

  Notes payable to financial institutions, maturing through
  2000, due in monthly installments of $2,440 including
  principal and interest from 7.0% to 10.0%; secured by
  vehicles.                                                              --                31,200

  Note payable to corporation, maturing May 15, 2001,
  due in monthly installments of $1,825 including principal
  and interest at 7.25%; secured by equipment.                       51,208                66,132

  Noncompete agreements, maturing through 1998, due
  in monthly payments of $17,083 and $27,628
  respectively, including principal and interest of
  6% to 9%, unsecured.                                                   --               228,257
                                                               ------------           -----------
                                                                 28,004,138            26,446,683
  Less current maturities                                          (814,107)           (1,485,113)
                                                               ------------           -----------
                                                               $ 27,190,031           $24,961,570
                                                               ============           ===========

----------------------------------

Scheduled maturities of long-term debt are as follows:

   For the Years Ending
        December 31,
----------------------------
            1999                       $   814,107
            2000                         1,611,242
            2001                         1,602,324
            2002                         1,590,586
            2003                         1,590,586
         Thereafter                     20,795,293
                                       -----------
                                       $28,004,138
                                       ===========

NOTE 6 - LEASES
---------------

The Company, as lessee, has entered into and/or assumed various non-cancelable leases for machinery, service equipment, vehicles, and office facilities. The following assets, subject to capital leases, are included in the balance sheet under the corresponding asset categories at December 31:

                                              December 31,
                                       --------------------------
                                           1998          1997
                                       ------------  ------------

    Office furniture & equipment       $    12,652   $    56,783
    Machinery & service equipment       14,614,874    20,089,761
                                       -----------   -----------
                                        14,627,526    20,146,544
     Less: accumulated amortization     (3,116,795)   (2,687,782)
                                       -----------   -----------
                                       $11,510,731   $17,458,762
                                       ===========   ===========

Depreciation expense includes the amortization of assets acquired through capital leases.

The Company leased its office space under operating lease agreements that include a deferred rental period. In accordance with generally accepted accounting principles, rent expense was computed by the straight-line amortization of the total lease payments. As of December 31, 1998, there are no deferred rental expenses.

-------------------------

Future minimum lease payments under non-cancelable leases at December 31, 1998 are as follows:

          For the Years Ending                  Capital    Operating
               December 31,                     Leases       Leases
-------------------------------------------  ------------  ----------
                   1999                      $ 3,690,566   $1,189,329
                   2000                        3,561,302      996,546
                   2001                        3,242,950      756,472
                   2002                        2,385,665      596,277
                   2003                        2,385,665      372,373
                Thereafter                     1,210,371      227,152
                                             -----------   ----------
  Total minimum lease payments                16,476,519   $4,138,149
                                                           ==========
    Less: amount representing interest        (3,238,580)
                                             -----------
  Present value of minimum lease payments     13,237,939
    Less: current portion                     (2,585,334)
                                             -----------
 Long-term capital lease obligation          $10,652,605
                                             ===========

Rent expense during the years ended December 31, 1998, 1997 and 1996 for all operating leases was $1,255,144, $1,084,054 and $758,351, respectively, and is included in operating expenses.

As of December 31, 1998, the Company is guarantor of a capitalized lease for certain equipment owned by Scripps Chula Vista Imaging Center, L.P., in which the Company is a partner with fifty-percent ownership. The net present value of the lease on the financial statements of the partnership at December 31, 1998 amounted to $807,040 with future minimum lease payments as follows:

                                             Guaranteed
          For the Years Ending                 Capital
               December 31,                    Leases
-------------------------------------------  -----------
                   1999                      $  190,332
                   2000                         190,332
                   2001                         190,332
                   2002                         190,332
                   2003                         190,332
                Thereafter                       80,704
                                             ----------
  Total minimum lease payments                1,032,364
    Less: amount representing interest         (225,324)
                                             ----------
  Present value of minimum lease payments    $  807,040
                                             ==========

NOTE 7  PREFERRED STOCK
-----------------------

The preferred stockholders are entitled to receive preferential and cumulative annual preferred stock dividends at a rate of 7.25% of liquidation preference value of $4,500,000, and are entitled to a preference, in liquidation, in the amount of $7.00 per share plus accrued and unpaid dividends. As of December 31, 1998, there were no cumulative preferred stock dividends in arrears. Preferred shares are not entitled to vote except in certain circumstances. The holders of outstanding preferred shares may convert outstanding shares at the rate of one share for each share of common stock. Additionally, in any fiscal quarter in which the mean average daily last reported sale price of the common stock is less than $7.00 per share, then, at any time during the next succeeding fiscal quarter of the Company, the holders of the preferred stock shall have the right to convert any or all of their shares into common stock, with each outstanding share being convertible into a number of shares of common stock equal to the liquidation value divided by the average closing price during the preceding fiscal quarter. Conversion has an aggregate limitation of 9.9% of the outstanding common shares outstanding prior to conversion.

Additionally, the Company may at its sole discretion redeem all or any portion of the preferred stock then outstanding. On any such redemption, the Company will pay a price per share on a progressive scale specifically designated by the certificate of stock designation agreement. At December 31, 1998, the Company would pay a price of no less than $8.10 per preferred share for any such redemption. Any such redemption would be subject to the consent of the Company's lenders.

NOTE 8 - INCOME TAXES
----------------------

Net deferred tax assets and liabilities at December 31, 1998 and 1997 consisted of the following:

                                                                1998          1997
                                                            ------------  ------------
Deferred tax assets:
  Allowance for doubtful accounts                           $   485,736   $    85,229
  Goodwill                                                    6,036,353            --
  NOL Carryforward                                            9,753,654            --
  Noncompete agreements                                         325,475       171,761
Accrued vacation                                                     --         2,647
                                                            -----------   -----------
    Total deferred tax assets before valuation allowance     16,601,218       259,637
Less: valuation allowance                                    (4,241,219)           --
                                                            -----------   -----------
    Total deferred tax asset                                $12,359,999   $   259,637
                                                            ===========   ===========
Deferred tax liabilities:
  Property and equipment                                     (2,892,232)   (2,013,838)
  Goodwill                                                           --      (176,403)
                                                            -----------   -----------
    Total deferred tax liabilities                           (2,892,232)   (2,190,241)
                                                            -----------   -----------
Net deferred tax asset (liability)                          $ 9,467,767   $(1,930,604)
                                                            ===========   ===========

---------------------------------

The Company has net operating loss carryforwards amounting to approximately $28,700,000 which expire in the year 2013.

The consolidated provision for income taxes included in the statement of operations for the years ended December 31, 1998 and 1997 consisted of the following:

                                                       1998         1997         1996
                                                   ------------  -----------  -----------
Current taxes (receivable) payable                 $  (973,492)  $1,363,543   $  195,000
Deferred taxes (receivable) payable:
  Long term (benefit)                               (4,971,802)     882,183      869,413
  Current (benefit)                                 (1,027,324)     (30,000)      (2,853)
                                                   -----------   ----------   ----------
Provision for income taxes                         $(6,972,618)  $2,215,726   $1,061,560
                                                   ===========   ==========   ==========

The difference between the federal statutory tax rate and the effective tax rate on continuing operations for the years ended December 31, 1998 and 1997 follows:

                                                 1998              1997            1996
                                                 --------        --------        --------
Federal Statutory Rate                              (35)%            35%              35%
Property and equipment                                1               5               --
Tax effect of loss on discontinued operations        --              (2)              --
Intangible assets                                   (14)             (1)               2
Net tax loss carryovers                              22              --               --
Utilization of tax loss carryforwards                --              --              (12)
Tax effect of change in accounting method            12              --               --
Allowance for doubtful accounts                      (1)             (9)              --
Valuation allowance                                   9              --               --
Other, net                                           (8)              1                5
                                                 --------        -------         --------
Effective tax rate                                  (14)%            29%              30%
                                                 ========        =======         ========

NOTE 9 -  OTHER COMPREHENSIVE INCOME
------------------------------------

The following is a summary of other comprehensive income:

                                                 For the year ended December 31, 1996
                                                ---------------------------------------
                                                Before Tax   Tax (Expense)  Net-of-Tax
                                                  Amount        Benefit       Amount
                                                -----------  -------------  -----------
Foreign currency translation adjustments           $  (271)        $   92      $  (179)
                                                -----------   ------------  -----------

Total impact on other comprehensive income         $  (271)        $   92      $  (179)
                                                ===========   ============  ===========

                                                   For the year ended December 31, 1997
                                             ----------------------------------------------
                                                Before Tax   Tax (Expense)  Net-of-Tax
                                                  Amount       Benefit        Amount
                                             -------------   ------------   ---------------
Foreign currency translation adjustments           $(1,757)           597       (1,160)

Reclassification adjustment, net of tax, for
 previously recognized foreign currency
 translation adjustments                            (4,143)         1,409       (2,734)
                                             --------------  -------------   --------------
Total impact on other comprehensive income         $(5,900)        $2,006      $(3,894)
                                             ==============  =============   ==============

There are no other components of comprehensive income as of December 31, 1998.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

Cash paid for the years ended December 31, 1998, 1997 and 1996 for interest was approximately $4,209,686, $3,520,340 and $921,512, respectively. Cash paid for Federal income taxes for the years ended December 31, 1998, 1997 and 1996 amounted to $935,024, $23,022 and $0, respectively.

The Company acquired assets in exchange for the issuance of common stock and the assumption of various liabilities in connection with certain acquisitions. Cash and noncash investing and financing activities related to acquisitions consisted of the following for the years ended December 31, 1998, 1997 and 1996:

                            1998         1997           1996
                         ----------  -------------  ------------
  Assets acquired        $ 958,594   $ 30,628,401   $19,904,468
  Liabilities assumed     (330,823)   (11,000,061)   (6,032,525)
  Common stock issued     (584,214)    (3,351,000)     (851,643)
                         ---------   ------------   -----------
  Total cash paid           43,557     16,277,340    13,020,300
  Less cash acquired       (32,207)      (314,493)      (16,564)
                         ---------   ------------   -----------
  Net cash paid          $  11,350   $ 15,962,847   $13,003,736
                         =========   ============   ===========

Property and equipment acquired under capital leases for the years ended December 31, 1998 and 1997 amounted to $1,567,293 and $14,642,967, respectively.

The Company issued 26,215 shares of common stock valued at $48,296 in 1997 pursuant to contingent stock issuance agreements relating to various acquisitions.

The Company issued 56,553 shares of common stock valued at $117,230 in 1998 pursuant to an employee severance agreement.

In February 1998, the Company and DIS agreed to convert $1,500,000 deferred liabilities owed to DIS in respect of the acquisition of the MRI centers into 200,000 shares of common stock (see Note 12); therefore, the deferred liabilities recorded as current liabilities at December 31, 1997 were converted to equity during the year ended December 31, 1998.

NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

The Company is involved in certain lawsuits arising in the ordinary course of business. In the opinion of the Company's legal counsel and management, any liability resulting from such litigation would not be material in relation to the Company's financial position.

NOTE 12 - ACQUISITIONS
----------------------

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

----------------------------------

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

On November 19, 1997, SoCal acquired the assets and business of Valley Diagnostic Services ("Valley"); a proprietorship providing mobile diagnostic ultrasound testing services in southern California. The consideration paid by SoCal in this transaction consisted of 13,309 shares of DHS common stock and a $100,000 cash payment to the former owner of Valley.

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

----------------------------------

Effective as of January 30, 1998, MDS acquired International Cardiac Monitoring, Inc. ("ICM"), a Houston-based provider of medical testing and monitoring services. The consideration paid for ICM consisted of 26,946 shares of DHS common stock.

On February 26, 1998, SoCal acquired from Diagnostic Imaging Services, Inc., a Delaware corporation ("DIS-Delaware"), one-half of the outstanding general partnership interests and one-half of the outstanding limited partnership interests in Scripps Chula Vista Imaging Center, L.P. ("SCVIC"), whose business consists of the operations of a magnetic resonance imaging center on the campus of Scripps Hospital in Chula Vista, California. The consideration paid for such partnership interests consisted of 127,250 shares of DHS common stock valued at $1,606,531, which DHS committed to include in its next registration statement filed with the Securities Exchange Commission (other than a registration statement in respect of any acquisition, merger or consolidation relating to DHS or any employee benefit plan of DHS.) In conjunction with the acquisition, DIS-Delaware agreed to convert $1,500,000 deferred liabilities owed in accordance with the acquisition of the MRI centers to 200,000 shares of common stock; therefore, the deferred liabilities were recorded as current liabilities at December 31, 1997.

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

NOTE 13 - RELATED PARTY TRANSACTIONS
------------------------------------

A stockholder of the Company is a principal in a firm that provides financial consulting services to the Company. Fees paid to the firm in 1998, 1997 and 1996 were $58,562, $49,652 and $63,740, respectively.

The accounts receivable from stockholders consist of $13,543 of other advances made to three of the Company's stockholders as of December 31, 1998 and 1997, and $37,778 and $33,660, respectively, of accrued interest on the stockholder receivables.

NOTE 14 - STOCK OPTION PLANS
----------------------------

On April 15, 1992, DHS adopted a stock option plan (the "1992 Plan") that authorizes the granting of options to officers, directors and selected key employees and/or consultants to acquire shares of DHS common stock. The aggregate number of shares with respect to which qualified incentive options may be granted shall not exceed 180,702 shares, with the exercise price being not less than the fair market value at the date of grant. The aggregate number of shares with respect to which non-qualified options may be granted shall not exceed 722,807 shares. The exercise price for the non-qualified options shall not be less than 85% of the fair market value at the date of grant. As of December 31, 1998, substantially all of the available options under the 1992 Plan have been granted at exercise prices ranging from $0.9375 to $8.625 per common share, and approximately 94% of such awarded options contain optional price reduction provisions in connection with any change in control of the Company. Stock options outstanding under the 1992 Plan amounted to 526,601, 639,308, and 793,585 as of the years ended December 31, 1998, 1997 and 1996, respectively.

In April 1995, in response to the substantial increase in the size of the Company and its labor force, the Board of Directors of the Company adopted and approved the Company's 1995 Non-Qualified Stock Option Plan (the "1995 Non-Qualified Plan"), pursuant to which officers, directors, and/or key employees and/or consultants of the Company can receive non-qualified stock options to purchase up to an aggregate of 500,000 shares of the Company's common stock.
The exercise price, expiration date and other terms of any options granted under the 1995 Non-Qualified Plan are substantially similar to the requirements applicable to non-qualified options under the 1992 Plan. Through December 31, 1998, the Company's Board of Directors had awarded all of the available options under the 1995 Non-Qualified Plan at exercise prices ranging from $1.9375 to $10.25 per common share. Stock options outstanding under the 1995 Non-Qualified Plan amounted to 253,000, 350,200, and 454,625 as of the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, approximately 75% of such awarded options contain optional price reduction provisions in connection with any change in control of the Company.

In November 1995, the stockholders of DHS approved the Company's 1995 Incentive Stock Option Plan (the "1995 Incentive Plan") as previously adopted by DHS' Board of Directors. A total of 500,000 incentive stock options may be issued from time to time to key employees of the Company under the 1995 Incentive Plan, on terms and conditions (including an exercise price not less than fair market value on the date of grant) satisfying the requirements of the Internal Revenue Code with respect to incentive stock options. Through December 31, 1998, the Company's Board of Directors had awarded 316,939 options under the 1995 Incentive Plan at exercise prices ranging from $6.25 to $10.6875 per common share. Stock options outstanding under the 1995 Incentive Plan amounted to 237,589, 159,789 and 127,250 as of the years ended December 31, 1998, 1997 and
1996, respectively.

---------------------------------------

In January 1997, the Board of Directors of the Company adopted and approved the Company's 1997 Non-Qualified Stock Option Plan (the "1997 Non-Qualified Plan"), pursuant to which officers, directors, and/or key employees and/or consultants of the Company can receive non-qualified stock options to purchase up to an aggregate of 1,000,000 shares of the Company's common stock. The exercise price, expiration date and other terms of any options granted under the 1997 Non-Qualified Plan are substantially similar to the requirements applicable to non-qualified options under the 1992 Plan. Through December 31, 1998, the Company's Board of Directors had awarded, under the 1997 Non-Qualified Plan, stock options for an aggregate of 848,761 common shares at exercise prices ranging from $7.4375 to $10.6875 per common share. Stock options outstanding under the 1997 Non-Qualified Plan amounted to 763,861 and 657,161 as of the December 31, 1998 and 1997, respectively. At December 31, 1998, approximately one-third of such awarded options contains optional price reduction provisions in connection with any change in control of the Company.


A summary of the status of stock options is set forth below:

                                           Year ended             Year ended
                                        December 31, 1998      December 31, 1997
                                      ---------------------  ---------------------
                                                   Weighted               Weighted
                                                   Average                Average
                                                   Exercise               Exercise
Stock Options                           Shares      Price      Shares      Price
-------------                           ------     --------  -----------  --------
Outstanding, beginning of period       1,806,458      $7.53   1,375,460      $3.81
Granted                                  270,900      $8.64     897,890      $8.88
Exercised                               (219,457)     $3.67    (399,452)     $4.67
Forfeited/expired                        (76,850)     $6.27     (67,440)     $5.70
                                      ----------             ----------

Outstanding, end of period             1,781,051      $6.10   1,806,458      $7.53
                                      ==========             ==========

Options exercisable, end of period     1,532,151      $5.69   1,806,458      $7.53
                                      ==========             ==========

Weighted average fair value of
options granted during the year       $     8.64             $     8.88
                                      ==========             ==========

---------------------------------------

The following table summarizes information about stock options outstanding at December 31, 1998:

                                           Options Outstanding                                     Options Exercisable
                    ---------------------------------------------------------------------------------------------------------------
                                            Weighted Average
 Range of Exercise          Options             Remaining        Weighted Average      Options Exercisable at    Weighted Average
 Prices                 Outstanding at      Contractual Life      Exercise Price              12/31/98            Exercise Price
                           12/31/98
-----------------------------------------------------------------------------------------------------------------------------------
$0.9375 to $3.00              598,601                  1.7               $ 1.90                    598,601               $ 1.90
$3.01 to $5.50                121,000                  4.9               $ 4.31                    121,000               $ 4.31
$5.51 to $7.50                306,350                  4.9               $ 7.24                    306,350               $ 7.24
$7.51 to $10.00               472,600                  5.2               $ 8.39                    223,700               $ 8.14
$10.01 to $13.00              282,500                  5.6               $10.68                    282,500               $10.68
                            ---------                                                            ---------
                            1,781,051                  4.0               $ 6.10                  1,532,151               $ 5.69
                            =========                                                            =========

Vesting varies by agreement ranging from zero to three years. Compensation costs will be recognized as an expense over the periods of employment attributable to the options at an amount equal to the excess of the fair market value of the stock at the date of measurement over the amount the employee must pay. The measurement date is generally the grant date. As of December 31, 1998, 1997 and 1996, no compensation cost was recognized as expense. Had compensation cost for the Company's stock-based compensation been determined on the fair value at the grant dates for awards with the method of FASB Statement 123, the Company's net income (loss) would have been $(42,430,991), $4,545,538, and $2,410,489 for the years ended December 31, 1998, 1997 and 1996, respectively. Accordingly, basic and diluted loss per share would have amounted to $(3.78) per share and $(3.84) per share, respectively, as of December 31, 1998. Basic and diluted earnings per share would have amounted to $0.48 per share and $0.47 per share, respectively, as of December 31, 1997. Basic and diluted earnings per share would have amounted to $0.36 per share and $0.31 per share, respectively, as of December 31, 1996.

Using the fair value method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998: dividend yield of 0.0 percent; expected volatility of 81.94 percent; risk-free interest rates of 5.5 percent; expected lives of three years. Using the fair value method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0.0 percent; expected volatility of 5.55 percent; risk-free interest rates of 5.0 percent; expected lives of two years. Using the fair value method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996: dividend yield of 0.0 percent; expected volatility of 10.0 percent; risk-free interest rates of 4.56 percent; expected lives of one year.

NOTE 15 - WARRANTS
------------------

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

On April 17, 1997, the Company issued 60,000 common stock purchase warrants to Prudential Insurance Company of America in connection with the sale of $20,000,000 in principal amount of senior subordinated promissory notes. As of December 31, 1998, no warrants under this agreement had been exercised.

At December 31, 1997, stock warrants outstanding amounted to 386,150, at exercise prices ranging from $5.48 to $12.25 per common share. At December 31, 1998, stock warrants outstanding amounted to 70,000, at exercise prices ranging from $6.25 to $12.25 per common share.

NOTE 16 - EARNINGS PER SHARE
----------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                           For the year ended December 31, 1998
                                         ----------------------------------------
                                            Income         Shares      Per Share
                                          (Numerator)   (Denominator)    Amount
                                         -------------  -------------  ----------
Loss before extraordinary item           $(41,292,359)
Less:  preferred stock dividends                  (51)
                                         ------------
BASIC EARNINGS PER SHARE
Loss available to common stockholders    $(41,292,410)    11,236,737      $(3.67)
                                                                          ======
EFFECT OF DILUTIVE SECURITIES
Convertible preferred stock                        51             --
Stock warrants                                     --        (34,126)
Employee stock options                             --       (139,414)
                                         ------------     ----------
DILUTED EARNINGS PER SHARE
Loss available to common stockholders
  plus assumed conversions               $(41,292,359)    11,063,197      $(3.73)
                                         ============     ==========      ======

As of December 31, 1998, warrants to purchase 10,000 shares of common stock at $6.25 per share and options to purchase 1,025,951 at prices ranging from $0.9375 to $7.4375 were outstanding but were not included in the computation of diluted earnings per share because the options had an anti-dilutive effect on earnings per share. Additionally, preferred shares convertible into 1,136,583 shares of common stock were not included in the computation of diluted earnings per share because the options had an anti-dilutive effect on earnings per share.

                                            For the year ended December 31, 1997
                                           --------------------------------------
                                              Income        Shares      Per Share
                                           (Numerator)   (Denominator)   Amount
                                           ------------  -------------  ---------
Income before extraordinary item            $5,433,595
Less: preferred stock dividend                     (47)
                                            ----------
BASIC EARNINGS PER SHARE
Income available to common stockholders     $5,433,548      9,527,736       $0.57
                                                                            =====
EFFECT OF DILUTIVE SECURITIES
Convertible preferred stock                         47        695,593
Stock warrants                                      --        156,993
Employee stock options                              --        841,036
                                            ----------     ----------
Diluted earnings per share
Income available to common stockholders
  plus assumed conversions                  $5,433,595     11,221,358       $0.48
                                            ==========     ==========       =====

---------------------------------------

As of December 31, 1997, warrants to purchase 60,000 shares of common stock at $12.25 per share were outstanding but were not included in the computation of diluted earnings per share because the options had an anti-dilutive effect on earnings per share.

                                            For the year ended December 31, 1996
                                           --------------------------------------
                                              Income        Shares      Per Share
                                           (Numerator)   (Denominator)   Amount
                                           ------------  -------------  ---------
Income before extraordinary item            $2,459,083
Less:  preferred stock dividends                    (6)
                                            ----------
BASIC EARNINGS PER SHARE
Income available to common stockholders     $2,459,077      6,709,795       $0.37
                                                                            =====
EFFECT OF DILUTIVE SECURITIES
Convertible preferred stock                          6        648,986
Stock warrants                                      --        126,463
Contingent stock options                            --         58,935
Employee stock options                              --        902,156
                                            ----------      ---------
DILUTED EARNINGS PER SHARE
Income available to common stockholders
  plus assumed conversions                  $2,459,083      8,446,335       $0.29
                                            ==========      =========       =====

As of December 31, 1996, options to purchase 5,000 shares of common stock at $7.50 per share were outstanding but were not included in the computation of diluted earnings per share because the options had an anti-dilutive effect on earnings per share.

NOTE 17 - EMPLOYEE BENEFIT PLAN
-------------------------------

Effective March 31, 1997, the Company adopted a profit sharing savings plan for all eligible employees. The plan provides for savings contributions by employees of 1 to 15% of the their compensation, subject to limitations of the Employee Retirement Income Security Act. The Company may, at its discretion, make a matching contribution and/or discretionary contribution to the plan, both of which shall be determined by the Board of Directors. Such contributions are expenses and funded currently. The Company made no discretionary contributions during the year ended December 31, 1998 and 1997.

NOTE 18 - DISCONTINUED OPERATIONS
---------------------------------

In December 1997, the Company's Board of Directors adopted a plan to discontinue the operations of HomeCare International de Mexico S.A. de C.V. ("HomeCare").
On December 30, 1997, the Company sold all of the outstanding stock of HomeCare and terminated all operations within Mexico. Accordingly, the loss of $392,674, net of tax benefit, from the disposal of a business segment has been segregated from continuing operations and reported as separate line item on the statement of operations. The net operating activity of HomeCare after the measurement date through date of disposal on December 30, 1997 was not significant.

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

NOTE 19 - YEAR 2000 EDP ISSUE
-----------------------------

The Company believes that its financial reporting and billing systems are substantially compliant with Year 2000 requirements. The Company has consulted with its diagnostic equipment vendors and has been advised that certain items will be supported at no cost, and that older items will be supported on a fee basis. The cost of making the Company's diagnostic equipment Year 2000 compliant is estimated within a range of approximately $100,000 to $150,000 over the cost of normal upgrades and replacements, and will be incurred through fiscal 1999.

NOTE 20 - IMPAIRMENT OF ACQUIRED ASSETS
---------------------------------------

For the year ended December 31, 1998, the Company recorded an impairment loss on certain assets received in connection with several acquisitions. The Company experienced an impairment loss on assets due to a current period cash flow loss by the acquired entities, loss of significant acquired revenue contracts and projected future cash flow losses on the assets. The impairment loss was measured as the amount at which the carrying value of the asset exceeds the fair value of the asset. The fair value of the asset was determined using the estimated undiscounted future cash flows of the assets.

--------------------------------------------------

The impaired assets consisted of goodwill, non-compete agreements, accounts receivable and property & equipment in connection with the acquisitions of Advanced Clinical Technology Inc., Valley Diagnostic Services, Heart Diagnostic Institutes Inc., Medmark Associates, Inc., Cardiac Concepts, Inc., DIS' ultrasound division, Mobil Diagnostics, Inc., and Sonomed, Inc.

The amount of the impairment loss included in loss from continuing operations related to goodwill impairment amounted to $18,239,325 for the year ended December 31, 1998. Impairment of non-compete agreements included in loss from continuing operations for the year ended December 31, 1998 amounted to $212,763. Impairment of acquired receivables due to uncollectibility included in loss from continuing operations for the year ended December 31, 1998 amounted to $2,448,946. Impairment of property and equipment included in loss from continuing operations for the year ended December 31, 1998 amounted to $3,771,257. A significant decrease in the market value of the property and equipment created the impairment. Total impairment loss recognized for the year ended December 31, 1998 amounted to $24,672,291.

NOTE 21 - RESTRUCTURE EXPENSE
-----------------------------

The Company restructured certain of its operations and recorded a restructuring charge of approximately $6,596,683. The restructuring charge relates to expenses for a reduction in staff and the resulting severance payments amounting to approximately $1,197,512, divisional office closings amounting to approximately $1,839,175, and other expenses amounting to $3,559,996. After the related income tax benefit of approximately $2,243,000, this charge reduced fiscal year 1998 earnings by approximately $4,353,683.

NOTE 22 - CHANGE IN ACCOUNTING METHOD
-------------------------------------

In December 1998, the Company elected to change its method for accounting for future payments relating to contract receivables due on long-term equipment and service agreements. Under the previous method, expected profits or losses on contracts were based on the Company's estimates of total revenue values and related costs upon installation. These estimates were reviewed and revised periodically throughout the lives of the contracts, and adjustments resulting from such revisions were recorded in the periods in which the revisions were made. Losses on contracts were recorded in full as they were identified.

The Company changed its accounting method effective January 1, 1998, in order to recognize revenue and expense on long-term contracts ratably over the life of the contracts. The cumulative effect of the change in accounting method at December 31, 1998 is $16,143,873 less tax benefit of $5,310,717.

The pro-forma effect of the change in accounting method relating to net income follows:

                                                      December 31,
                                                 ----------------------
                                                     1997        1996
                                                 ------------  --------
 Income (loss) before discontinued operations    $  (691,224)  $412,208
 Loss from discontinued operations                  (326,934)        --
                                                 -----------   --------
 Net income (loss)                               $(1,018,158)  $412,208
                                                 ===========   ========

 Net income (loss) per common share:
   Basic                                         $     (0.11)  $   0.06
                                                 ===========   ========
   Diluted                                       $     (0.11)  $   0.05
                                                 ===========   ========

NOTE 23 - QUARTERLY FINANCIAL DATA (UNAUDITED)
----------------------------------------------

Unaudited quarterly financial data for the year ended December 31, 1998 follows:

                                                       For the Three Months Ended
                                                ----------------------------------------
                                                  (In thousands, except per share data)
                                                ----------------------------------------
                                                 Mar. 31   June 30   Sept. 30    Dec. 31
                                                --------  --------  ---------  ---------
Net sales                                       $10,720   $11,415    $11,697   $ 11,012
                                                -------   -------    -------   --------
Gross profit (loss)                             $  (660)  $(5,852)   $   398   $(27,285)
                                                -------   -------    -------   --------
Income (loss) from continuing
 operations before cumulative effect
 of change in accounting method                 $(1,535)  $(6,879)   $  (711)  $(28,306)
                                                -------   -------    -------   --------
Net income (loss)                               $(1,535)  $(6,879)   $(1,038)  $(31,839)
                                                =======   =======    =======   ========

Income (loss) from continuing
operations per common share:
  Basic                                         $ (0.14)  $ (0.61)   $ (0.06)  $  (2.52)
                                                =======   =======    =======   ========
  Diluted                                       $ (0.14)  $ (0.61)   $ (0.06)  $  (2.52)
                                                =======   =======    =======   ========

Net income (loss) per common share:
  Basic                                         $ (0.14)  $ (0.61)   $ (0.09)  $  (2.83)
                                                =======   =======    =======   ========
  Diluted                                       $ (0.14)  $ (0.61)   $ (0.09)  $  (2.83)
                                                =======   =======    =======   ========

Unaudited quarterly financial data for the year ended December 31, 1997 follows:

                                                        For the Three Months Ended
                                             ---------------------------------------------------
                                                      (In thousands, except per share data)
                                             ---------------------------------------------------
                                                Mar. 31        June 30         Sept. 30       Dec. 31
                                             ------------    ------------    ------------   ------------
Net sales                                    $    10,510     $     12,533    $     14,890   $     14,988
                                             ------------    ------------    ------------   ------------
Gross profit                                 $     1,864     $      2,927    $      3,349   $      3,523
                                             ------------    ------------    ------------   ------------
Income (loss) from continuing
 operations before cumulative effect
 of change in accounting method              $     1,546     $      2,064    $      2,283   $      1,756
                                             ------------    ------------    ------------   ------------
Net income (loss)                            $     1,021     $      1,362    $      1,505   $      1,546
                                             ============    ============    ============   ============

Income (loss) from continuing
operations per common share:
  Basic                                      $      0.16     $       0.21    $       0.23   $       0.17
                                             ============    ============    ============   ============
  Diluted                                    $      0.15     $       0.17    $       0.19   $       0.15
                                             ============    ============    ============   ============

Net income (loss) per common share:
  Basic                                      $      0.10     $       0.14    $       0.15   $       0.15
                                             ============    ============    ============   ============
  Diluted                                    $      0.10     $       0.12    $       0.13   $       0.13
                                             ============    ============    ============   ============

NOTE 24 - SUBSEQUENT EVENTS
---------------------------

On February 18, 1999, the Board of Directors of the Company and Medical Alliance, Inc. ("MAII") unanimously approved and entered into a definitive agreement pursuant to which Medical Alliance, Inc. will merge with and into a wholly-owned subsidiary of the Company. Once the transaction is finalized, the combined entity will be called Medical Alliance, Inc., and its common stock will trade on the NASDAQ National Market under the symbol MAII. Under the terms of the agreement, holders of the Medical Alliance common stock will receive a fixed ratio of 1.57 shares of the Company's common stock for each share of Medical Alliance common stock. The transaction, which is expected to be accounted for as a pooling-of-interests, is subject to approval by the shareholders of both companies, various state and federal regulatory agencies, and certain other conditions. Closing of the transaction is expected to occur by the end of the second quarter of 1999.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The executive officers, directors, and key employees of the Company are as follows:

Name                            Age                    Position
----                            ---                    --------
Max W. Batzer (1)                55                    Chairman of the Board of Directors

Brad A. Hummel (2)               42                    Director, President, Chief Executive Officer
                                                       and Chief Operating Officer

Thomas M. Sestak (1)(2)          56                    Director

Bo W. Lycke (1)(2)               53                    Director

James R. Angelica                51                    Director and Senior Vice President

Bonnie G. Lankford               43                    Sr. Vice President - Operations

Don W. Caughron                  43                    Vice President - Finance

Christopher L. Turner            38                    Chief Financial Officer

Mark J. Foley                    36                    Vice President - Sales and Marketing

_____________
(1)  Member of the compensation committee
(2)  Member of the audit committee

The Board of Directors of the Company is divided into three classes of an equal (or as nearly equal as possible) number of Directors, with each Director serving for a term of three years, and with elections for only one class of directors to be held in each year. Mr. Sestak's and Mr. Lycke's seats next come up for election on or about May 31, 1999, Mr. Hummel's seat next comes up for election on or about May 31, 2000, and Mr. Batzer's and Mr. Angelica's seats next come up for election on or about May 31, 2001.

The following is a summary of the business experience of each executive officer, director and key employee.

Max W. Batzer has been Chairman of the Board and of the Company since 1987, was Chief Executive Officer from 1987 to January 1999, and a stockholder and Director of the Company since its inception in 1983. From 1981 to 1991, Mr. Batzer was also President of General Hide & Skin Corporation, a worldwide commodity trading organization headquartered in New York City. In addition, Mr. Batzer has also, at various times during the past 20 years, worked as an analyst for Pan American World Airways, served as Vice President for Marketing for World Courier Inc., and served as a director and executive committee member of Simmons Airlines, Inc. (which was a publicly traded company that was purchased by and is now a subsidiary of American Airlines). Mr. Batzer holds a B.S.E. degree from The Wharton School at the University of Pennsylvania, and a M.B.A. degree from the University of Arizona.

Brad A. Hummel was named Chief Executive Officer in January 1999, and has been President and Chief Operating Officer of the Company since January 1987. Mr. Hummel was also Chief Financial Officer of the Company from February 1994 to April 1997, and was employed by the Company in other capacities from 1984 to 1986. From 1981 to 1984, Mr. Hummel was an associate with Covert, Crispin and Murray (a Washington, D.C. and London-based management consulting firm), and from 1979 to 1981, Mr. Hummel served as an executive assistant to United States Senator John C. Culver. Mr. Hummel holds a bachelor's degree (with honors) from the University of Iowa.

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

Christopher L. Turner has been Chief Financial Officer of the Company since April 1997. Prior to joining the Company, from 1992 to April 1997, Mr. Turner was a self-employed certified public accountant and a shareholder in the Dallas, Texas firm of Turner & Turner, P.C. Mr. Turner began his career as an internal auditor for Interfirst Bank, and also worked for the Texas firm of Philip Vogel & Co., and the national public accounting firm Grant Thornton. He is a member of the American Institute of Certified Public Accountants (AICPA) and the Texas Society of Certified Public Accountants (TSCPA) where he has been active on various committees. Mr. Turner received his BSBA from Missouri Southern State College in 1983, and Master of Accountancy from the University of Missouri in 1984, and was granted his CPA license in 1985.

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

The Company is not aware of any person who, at any time during the fiscal year ended December 31, 1998, was a director, officer, or beneficial owner of more than 10% of the Company's common stock that failed to timely file any reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, or prior years, except that (a) following the consummation of the Company's initial public offering in June 1993, each of the directors and officers of the Company was late in filing his or her Form 3 (all of which filings have since been made), and (b) Christopher L. Turner and Mark J. Foley were late in filing their respective Form 3s upon their becoming executive officers of the Company (both of which filings have since been made).


ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the amount of all compensation paid by the Company to its Chief Executive Officer and all executive officers who earned greater than $100,000 in 1998 (the "Named Officers"):

                                                        Other       Restricted
                                                        Annual         Stock     Options/    LTIP       All Other
Name & Principal Position    Year  Salary   Bonus   Compensation(1)    Awards    SAR's (#)  Payouts  Compensation(2)
-------------------------------------------------------------------------------------------------------------------
Max W. Batzer                1998  380,117  36,000         0              0        15,000       0         253,138
Chairman and CEO             1997  345,000  15,000         0              0       210,000       0               0
                             1996  305,900  20,000         0              0             0       0               0

Brad A. Hummel               1998  288,840  27,000         0              0        15,000       0         234,388
President and COO            1997  260,000  10,000         0              0       183,000       0         269,389
                             1996  225,570  15,000         0              0             0       0               0

Christopher L. Turner (3)    1998  153,172       0         0              0         1,000       0               0
Chief Financial Officer      1997  103,125       0         0              0       150,000       0          24,640
                             1996       --      --         0              0             0       0               0

Bonnie G. Lankford           1998  145,020       0         0              0         2,000       0         135,841
Sr. V.P. - Operations        1997  135,000  16,000         0              0        45,000       0         121,585
                             1996   99,420       0         0              0             0       0               0

___________________

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

EMPLOYMENT AGREEMENTS
The Company has an employment agreement with Max W. Batzer, pursuant to which Mr. Batzer is to serve as Chairman of the Company through December 31, 2001.
The agreement provides for payments to Mr. Batzer at the rate of $250,000 per annum (of which $50,000 per annum is designated as compensation for ongoing services, and the balance of which is treated as consideration for the restructuring of his prior employment arrangements with the Company), and benefits comparable to those provided to other Company employees. Although Mr. Batzer presently devotes the majority of his business time to the Company, his employment agreement permits him to engage in other business activities that are not competitive with the business of the Company and that do not materially interfere with his performance of his duties and responsibilities to the Company.

The Company has an employment agreement with Brad A. Hummel, pursuant to which Mr. Hummel is to serve as Chief Executive Officer, President and Chief Operating Officer of the Company through December 31, 2002. The employment agreement provides for a minimum base salary of $310,500 per annum, and benefits comparable to those provided to other Company employees. The agreement further provides for Mr. Hummel to devote substantially all of his business time to the performance of his duties and responsibilities to the Company. Mr. Hummel's employment agreement grants him the right to elect, within one year after any change in control of the Company, to terminate his employment on not less than 90 days' prior written notice, and thereafter receive his salary and benefits for a period of 24 months or to the scheduled expiration date of such employment agreement (whichever is later). Such salary continuation is also applicable in the event that the Company terminates such individual's employment (other than "for cause") within one year after any change in control of the Company. For purposes of such agreements, a "change in control" is deemed to occur at such time as 20% of the total outstanding votes eligible to vote for directors of the Company are owned (legally or beneficially) by any person (or group of persons acting in concert) who was not a stockholder of the Company as of March 13, 1996.

The Company also has employment agreements with Bonnie G. Lankford, Christopher
L. Turner and Mark J. Foley. Ms. Lankford's employment agreement (as amended) calls for her to serve as Senior Vice President-Operations of the Company through December 31, 1999, at a minimum base salary of $150,000 per annum, and benefits comparable to those provided to other Company employees. Mr. Turner's employment agreement calls for him to serve as Chief Financial Officer of the Company through March 31, 1999, and provides for a fixed annual salary of $165,000 per annum and benefits comparable to those provided to other Company employees. Mr. Foley's employment agreement calls for him to serve as Vice President - Sales and Marketing of the Company through May 31, 1999, and provides for a fixed annual salary of $135,000 per annum, commissions on certain new account revenues in excess of business development budgets, and benefits comparable to those provided to other Company employees.

Any increases in the annual rates of compensation of Messrs. Batzer and Hummel under their employment agreements must be approved by a majority of both the disinterested directors and the Compensation Committee of the Company's Board of Directors.

STOCK OPTION PLANS
On April 15, 1992, the stockholders of the Company approved the Company's 1992 Stock Option Plan, as previously adopted by the Company's Board of Directors (the "1992 Plan"), pursuant to which officers, directors, and/or key employees and/or consultants of the Company can receive incentive stock options and non-qualified stock options to purchase up to an aggregate of 903,509 shares of the Company's Common Stock (of which no more than 180,702 shares may be pursuant to qualified incentive stock options, and no more than 722,807 shares may be pursuant to non-qualified stock options). As of March 1, 1999, there are outstanding, under the 1992 Plan, stock options for an aggregate of 526,601 shares of common stock at exercise prices ranging from $.93 to $8.625 per share, and expiring at various times from January 1999 through April 2005. The weighted average exercise price under such options is approximately $1.97 per share. The exercise prices applicable under such outstanding stock options represent not less than 100% of the fair market value of the underlying Common Stock as of the date that such options were granted, as determined from the closing bid price most recently quoted in the over-the-counter "pink sheets" or on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") prior to the date that such options were granted.

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

The 1992 Plan further provides that non-qualified options may (but need not) include a provision that, in the event of any change in control and management of the Company or any sale of the business of the Company, except to the extent that the subject option holder affirmatively elects, during a limited period of time following such event, to permanently revoke and terminate the subject non-qualified option (in whole or in part) and/or to reaffirm all or any portion of such non-qualified option without giving effect to the reduction in exercise price herein described, then the otherwise applicable exercise price in respect of such option may thereafter be reduced (but not by more than 50%) in the event that, and at such time(s) as, the subject option holder thereafter exercises such option (or the non-revoked and non-reaffirmed portion thereof, as the case may be). As of March 1, 1999, substantially all of the 526,601 outstanding non-qualified options under the 1992 Plan contain such provision, and this could have the effect of delaying or hindering potential change in control or sale transactions, and/or providing additional compensation or consideration to the subject option holders in connection with any such transaction that may be consummated.

In April 1995, in response to the substantial increase in the size of the Company and its labor force, the Board of Directors of the Company adopted and approved the Company's 1995 Non-Qualified Stock

Option Plan (the "1995 Non-Qualified Plan"), pursuant to which officers, directors, and/or key employees and/or consultants of the Company can receive non-qualified stock options to purchase up to an aggregate of 500,000 shares of the Company's common stock. The exercise price, expiration date and other terms of any options granted under the 1995 Non-Qualified Plan are substantially similar to the requirements applicable to non-qualified options under the 1992 Plan. As of March 1, 1999, there were outstanding, under the 1995 Non-Qualified Plan, stock options for an aggregate of 235,000 shares of common stock at exercise prices ranging from $1.93 to $10.25 per share, and expiring at various times from December 2000 through January 2006. The weighted average exercise price under such options is $4.11 per share. Approximately 75% of the outstanding options under the 1995 Non-Qualified Plan contain price reduction provisions similar to those described in the immediately preceding paragraph.

The Company also maintains a 1995 Incentive Stock Option Plan ("the 1995 Incentive Plan"), as approved by the Company's stockholders on November 22, 1995, pursuant to which key employees of the Company can receive incentive stock options to purchase up to an aggregate of 500,000 shares of common stock of the Company. The requirements of the 1995 Incentive Plan are substantially identical to the provisions of the 1992 Plan which are specifically applicable to incentive stock options, except that the 1995 Incentive Plan will expire on August 31, 2005 (after which date no further options may be granted under the 1995 Incentive Plan). As of March 1, 1999, there were outstanding, under the 1995 Incentive Plan, stock options for an aggregate of 237,589 shares of common stock at exercise prices ranging from $6.25 to $10.69 per share, and expiring at various times from July 2001 through December 2002. The weighted average exercise price under such options is $8.72 per share.

In January 1997, the Board of Directors of the Company adopted the Company's 1997 Non-Qualified Stock Option Plan (the "1997 Non-Qualified Plan"), pursuant to which officers, directors and/or key employees and/or consultants of the Company can receive non-qualified stock options to purchase up to an aggregate of 1,000,000 shares of the Company's Common Stock. The exercise price, expiration date and other terms of any options granted under the 1997 Non-Qualified Plan are substantially similar to the requirements applicable to non-qualified options under the 1992 Plan. As of March 1, 1999, there were outstanding, under the 1997 Non-Qualified Plan, options for an aggregate of 763,861 shares of Common Stock at exercise prices ranging from $7.44 to $10.69 per share and expiring at various times from January 2005 through December 2005. The weighted average exercise price under such options is $8.71 per share. Approximately one-third of such options contain price reduction provisions similar to those described above.

The table set forth below lists information on stock options granted to each of the Company's Named Officers and directors during the year ended December 31, 1998.


                                                     Percent of
                                                   Total Options
                                                     Granted to    Exercise
                            Type of      Number     Employees In     Price     Expiration
Name                        Option      of Shares   Fiscal Year    Per Share      Date
-------------------------------------------------------------------------------------------
Max W. Batzer            Non-qualified     15,000            9.8%      $8.63  June 14, 2005

Brad A. Hummel           Non-qualified     15,000            9.8%      $8.63  June 14, 2005

James R. Angelica            Qualified      2,000            1.3%      $8.63  June 14, 2003

Christopher L. Turner        Qualified      1,000            0.7%      $8.63  June 14, 2003

Bonnie G. Lankford           Qualified      2,000            1.3%      $8.63  June 14, 2003

Through December 31, 1998, a total of 621,534 stock options granted under the Plans had been exercised (261,415 by executive officers and directors).

The following table sets forth all stock option exercises by Named Officers and directors of the Company during the fiscal year ended December 31, 1998, the "value" (i.e., the amount by which the fair market value of the underlying common stock exceeded the option exercise price on the date of exercise) realized upon such exercises, the number of remaining options held by Named Officers and directors of the Company as of December 31, 1998, and the "value" (i.e., the amount by which the fair market value of the underlying common stock exceeded the option exercise price) as of December 31, 1998 of all unexercised stock options then held by Named Officers and directors of the Company.

                           Shares                               Number of                   Value of Unexercised
                          Acquired          Value              Unexercised                      In-The-Money
Name                     on Exercise       Realized      Options at Fiscal Year End       Options at Fiscal Year End
----                     -----------       --------      --------------------------       --------------------------
Max W. Batzer             25,000           $253,138                480,505                           $198,068

Brad A. Hummel            25,000           $234,388                327,645                           $ 50,793

Thomas M. Sestak              --           $     --                181,645                           $ 93,414

Bo W. Lycke                   --           $     --                 83,800                           $ 46,259

James R. Angelica             --           $     --                 20,000                           $     --

Christopher L. Turner         --           $     --                150,000                           $     --

Bonnie G. Lankford        17,209           $198,281                 72,000                           $  7,219

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 1, 1999, the number of shares of the Company's Common Stock owned by each person (including any "group" as used in Section 13(d)(3) of the Exchange Act) known to the Company to be the beneficial owner of more than five percent of the Company's common stock, each director of the Company, and all directors and executive officers of the Company as a group.

                                        Beneficially
Name and Address of Beneficial Owner        Owned      Percentage
------------------------------------    ------------   ----------
Max W. Batzer                            635,255 (1)          5.3%
 2777 Stemmons
 Dallas, Texas 75207
Thomas M. Sestak                         308,066 (2)          2.6%
 1226 Ninth Avenue
 San Francisco, California 94122
Brad A. Hummel                           336,238 (3)          2.8%
 2777 Stemmons
 Dallas, Texas 75207
Bo W. Lycke                               84,800 (4)          0.7%
 2777 Stemmons
 Dallas, Texas 75207
James R. Angelica                        335,052 (5)          2.7%
 9717 Landmark Parkway Drive
 St. Louis, Missouri 63127
All directors and executive officers
 as a group (ten persons)              1,987,322 (6)         15.5%

__________________

(1) Includes 480,505 shares which are subject to stock options exercisable within 60 days.
(2) Includes 452 shares held by Mr. Sestak as custodian for his minor children, and 181,645 shares which are subject to stock options exercisable within 60 days.
(3) Includes 327,645 shares which are subject to stock options exercisable within 60 days.
(4) Includes 83,800 shares which are subject to stock options exercisable within 60 days.
(5) Includes 20,000 shares which are subject to stock options exercisable within 60 days. Of the 335,052 outstanding shares, 116,800 are held jointly by Mr. Angelica and his spouse.
(6) Includes 1,345,595 stock options exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In April 1996, in connection with the Company's private placement of the Bridge Notes and Bridge Warrants, an aggregate of $50,000 of Bridge Notes and 2,500 Bridge Warrants were purchased by James R. Angelica, and $100,000 of Bridge Notes and 5,000 Bridge Warrants were purchased by Thomas M. Sestak. All of such Bridge Notes have since been repaid, and all of such Bridge Warrants have since been exercised.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, LIST AND REPORTS ON FORM 8-K

Item 14(a) (1), 14(a) (2) and 14(d):

The following financial statement schedule is filed as a part of this Report at page 29 hereof:

  Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, not applicable or the information is included in the consolidated financial statements and notes thereto.

Item 14(a) (3) and 14(c)


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

4.6               Form of Bridge Warrant and Bank Warrant. (3)

4.7               1997 Non-Qualified Stock Option Plan. (5)

10.1 Employment Agreement, dated November 1, 1991 between the Company and Max W. Batzer. (1)

10.2 Amendment, dated March 13, 1996, to Employment Agreement between the Company and Max W. Batzer. (3)

10.3 Amendment, dated January 1, 1998, to Employment Agreement between the Company and Max W. Batzer. (8)

10.4 Employment Agreement, dated November 1, 1991, between the Company and Brad A. Hummel. (1)

10.5 Amendment, dated March 13, 1996, to Employment Agreement between the Company and Brad A. Hummel. (3)

10.6 Amendment, dated January 1, 1998, to Employment Agreement between the Company and Brad A. Hummel. (8)

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

10.9 Agreement between the Company and Central Texas Medical Center (San Marcos, Texas). (1)

10.10 Contingent Share Agreement between the Company and former owner of Medmark. (2)

10.11 Contingent Payment Agreement between the Company and the former owner of Reliascan. (2)

10.12 Contingent Share Agreement between the Company and the former stockholder of HDII. (2)

10.13 Amended and Restated Loan Agreement, dated as of July 24, 1996, among the Company, its subsidiaries and Chase Bank of Texas, N.A., formerly Texas Commerce Bank National Association ("Chase"). (5)

10.14 Asset Purchase Agreement, dated September 27, 1996, by and among the Company, DHS Management Services, Inc., Advanced Clinical Technology, Inc., Horizon MDS Corporation, and Horizon/CMS Healthcare Corporation. (4)

10.15 Asset Purchase Agreement, dated March 21, 1997 (but as of an effective date of March 1, 1997), relating to first DIS acquisition. (6)

10.16 Stock Purchase Agreement, dated March 21, 1997, relating to the second DIS acquisition. (7)

10.17 Note Agreement, dated as of April 16, 1997, between the Company and Prudential. (7)

10.18 Second Amended and Restated Loan Agreement, dated as of December 31, 1998, among the Company, its subsidiaries and Chase.

10.19 First Amendment to Note Agreement, dated as of December 31, 1998, between the Company and Prudential.

10.20 Amended Employment Agreement, dated January 8, 1999, between the Company and Max W. Batzer.

10.21 Agreement and Plan of Merger, dated February 18, 1999, between the Company and Medical Alliance, Inc.

11.1             Statement re: computation of per share earnings.

21.1             Subsidiaries of the Company.

27               Financial Data Schedule (Securities and Exchange Commission
                 EDGAR filing only)

___________________

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

(8) Incorporated by reference, filed as an exhibit to the Company's report on Form 10-KSB filed on March 31, 1998

Item 14(b):

No reports on Form 8-K were filed by the Company during the fourth quarter of the Company's 1998 fiscal year.

               DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES.
               ------------------------------------------------

                 SCHEDULE II - VALUATION OF QUALIFING ACCOUNTS
                 ---------------------------------------------



                                   Balance at  Acquisitions   Charged    Charged               Balance at
                                   beginning       and           to      to other                end of
                                   of period   dispositions  operations  accounts  Deductions    period
                                   ----------  ------------  ----------  --------  ----------  ----------

Year ended December 31, 1998
Allowance for doubtful accounts    $  612,437  $     14,124  $1,913,004  $864,637  $1,975,566  $1,428,636
                                   ==========  ============  ==========  ========  ==========  ==========

Year ended December 31, 1997
Allowance for doubtful accounts    $1,413,168  $    349,501  $  890,161  $     --  $2,040,393  $  612,437
                                   ==========  ============  ==========  ========  ==========  ==========

Year ended December 31, 1996
Allowance for doubtful accounts    $  114,817  $  1,871,649  $   40,970  $     --  $  614,268  $1,413,168
                                   ==========  ============  ==========  ========  ==========  ==========


                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 16, 1999

                       DIAGNOSTIC HEALTH SERVICES, INC.



                       By: /S/ Max W. Batzer
                           ---------------------------------------
                           Max W. Batzer, Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                    Title                                     Date
--------------------------    ---------------------                   -------------------------
/S/ Max W. Batzer
--------------------------
Max W. Batzer                 Chairman and Director                   March 16, 1999


/S/ Brad A. Hummel
--------------------------
Brad A. Hummel                Chief Executive Officer, President,     March 16, 1999
                              Chief Operating Officer and Director


/S/ Christopher L. Turner
--------------------------
Christopher L. Turner         Chief Financial Officer and             March 16, 1999
                              Principal Accounting Officer

/S/ Bo W. Lycke
--------------------------
Bo W. Lycke                   Director                                March 16, 1999