Form 10-Q
period 1999-03-31
DIAGNOSTIC HEALTH SERVICES INC /DE/
filed 1999-05-17
CIK 895659

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                     ------------------------------------
                                   FORM 10-Q

            [X] Quarterly Report pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934
                For the quarterly period ended March 31, 1999

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

                              Yes   X    No ____
                                  -----

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                      Yes ____ No ____

As of March 31, 1999, there were 11,714,895 issued and 11,481,636 shares outstanding of Registrant's common stock, $.001 par value.

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES

                         Quarterly Report on Form 10-Q

                                     INDEX

PART I. Financial Information                                      Page No.
Item 1. Financial Statements

Consolidated Balance Sheets                                          2-3
March 31, 1999 and December 31, 1998

Consolidated Statements of Operations
Three months ended March 31, 1999 and 1998                             4

Consolidated Statement of Stockholders' Equity
March 31, 1999                                                         5

Consolidated Statements of Cash Flows
Three months ended March 31, 1999 and 1998                             6

Notes to Consolidated Financial Statements                          7-10

Item 2. Management's Discussion and Analysis or
Plan of Operation                                                  11-15


PART II. Other Information                                            16

Signatures                                                            17

Item 6. Exhibits and Reports on Form 8-K                              18

Exhibit 11.1 - Statement re:  computation of per share earnings       19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                          Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                      (Unaudited)           (Audited)
                                                    March 31, 1999      December 31, 1998
                                                    ---------------     ------------------
Current Assets:
 Cash and cash equivalents                            $    918,928           $  5,664,014
 Accounts receivable:  Trade, net of
   allowance for doubtful accounts                      10,356,652             16,207,993
 Accrued interest and other                                915,532                693,289
 Contract receivables - current                                 --              2,230,576
 Deferred federal income taxes                           1,115,200                 87,876
 Prepaid expenses and other                                419,375              1,440,721
                                                      ------------           ------------

 Total Current Assets                                   13,725,687             26,324,469
                                                      ------------           ------------

PROPERTY & EQUIPMENT:
 Office furniture & equipment                            2,381,019              2,098,414
 Machinery & service equipment                          34,306,337             35,932,977
 Leasehold improvements                                  2,077,189                289,299
 Less: Accumulated depreciation and amortization       (13,310,206)           (10,200,442)
                                                      ------------           ------------

   Total Property & Equipment                           25,454,339             28,120,248
                                                      ------------           ------------

OTHER ASSETS:
 Deposits and other assets                                 957,154              3,443,707
 Deferred acquisition costs                                250,732                140,582
 Contract receivables - long-term                               --             10,980,847
 Equity in unconsolidated partnership                    2,008,477              1,692,206
 Goodwill                                               19,043,582             39,064,547
 Noncompete agreements                                   2,698,533              3,450,270
 Long Term Deferred Tax Asset                            8,570,155                     --
 Less: Accumulated amortization                         (3,450,619)            (3,802,757)
                                                      ------------           ------------

 Total Other Assets                                     30,078,014             54,969,402
                                                      ------------           ------------

TOTAL ASSETS                                          $ 69,258,040           $107,414,119
                                                      ============           ============

                      LIABILITIES & STOCKHOLDERS' EQUITY
                      ----------------------------------

                                                    (Unaudited)        (Audited)
                                                  March 31, 1999   December 31, 1998
                                                  ---------------  ------------------
Current Liabilities:
 Accounts payable                                   $  3,544,209     $  1,410,654
 Accrued liabilities                                   2,115,889        1,951,141
 Current lease obligations                             2,747,158        4,568,536
 Current portion of long-term debt                       814,455        1,361,559
 Deferred liability                                    1,955,000        1,500,000
 Notes payable                                         1,000,000        2,500,000
 Current income taxes                                         --        1,654,582
                                                    ------------     ------------

Total Current Liabilities                             12,176,711       14,946,472

Long-term lease obligations                           12,151,757        9,241,631
Long-term debt                                         7,185,026        4,640,871
Senior subordinated debt                              20,000,000       20,000,000
Deferred rent                                                             147,567
Other liabilities                                      3,084,714        2,742,500
Deferred income taxes                                                   2,018,480
                                                    ------------     ------------

 Total Liabilities                                    54,598,208       53,737,521
                                                    ------------     ------------

Stockholders' Equity:
 Common stock, $.001 par value, authorized
  15,000,000 shares; issued 11,714,895 and
  10,713,895 shares and outstanding 11,481,636
  and 11,480,636 shares at March 31, 1999 and
  December 31, 1998, respectively                         11,715           11,248
 Preferred stock, $.001 par value; authorized
  3,000,000 shares; issued and outstanding
  746,500 shares at March 31, 1999 and at
  December 31, 1998; $4.5 million at $7.00 per
  share, the preference = $5,225,500 for the
  746,500 shares liquidation preference                      747              696
 Additional paid-in capital                           48,572,566       46,406,603
 Retained earnings                                   (33,714,045)       9,469,202
 Stockholder receivable                                 (103,500)        (103,500)
 Treasury stock (at cost)                               (107,651)        (107,651)
                                                    ------------     ------------

Total Stockholders' Equity                            14,659,832       55,676,598
                                                    ------------     ------------

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                                $ 69,258,040     $109,414,119
                                                    ============     ============

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)



                                                                Three Months Ended March 31,
                                                               ------------------------------
                                                                  1999                1998
                                                               -------------      -----------
Revenues:
 Gross revenues                                                 $11,001,678       $14,414,390
                                                                -----------       -----------
Expenses:
 General & administrative                                           588,059           810,245
 Salaries & employee benefits                                     6,090,383         6,490,857
 Legal & professional                                               153,592            60,090
 Rent & utilities                                                   401,274           367,908
 Taxes & insurance                                                  252,533           271,072
 Technical operating expenses                                     1,589,023         1,310,870
 Provision for doubtful accounts                                     54,512           144,144
 Depreciation and amortization                                    1,585,095         1,924,177
                                                                -----------       -----------
  Total operating expenses                                       10,714,471        11,379,363
                                                                -----------       -----------

 Equity in earnings of
   unconsolidated partnership                                        75,000            85,675
                                                                -----------       -----------

Income from operations                                              362,207         3,120,702

Other income (expense):
 Other income                                                         9,228            53,133
 Interest expense                                                (1,011,401)       (1,014,338)
                                                                -----------       -----------
  Total other income (expense)                                   (1,002,173)         (961,205)
                                                                -----------       -----------

INCOME BEFORE INCOME TAXES                                         (639,966)        2,159,497

Provision for Federal Income Taxes                                 (217,588)          691,038
                                                                -----------       -----------

NET INCOME                                                      $  (422,378)      $ 1,468,459
                                                                ===========       ===========

Earnings (Loss) per share :
 Basic                                                          $     (0.04)      $      0.14
                                                                ===========       ===========
 Diluted                                                        $     (0.04)      $      0.12
                                                                ===========       ===========

Weighted average common shares outstanding:
 Basic                                                           11,481,636        10,761,768
                                                                ===========       ===========
 Diluted                                                         11,481,636        12,366,956
                                                                ===========       ===========

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
          Consolidated Statement of Stockholders' Equity (Unaudited)
                   For the Three Months Ended March 31, 1999

                                                            Additional
                                     Common    Preferred      Paid-in      Retained       Stockholder     Treasury
                                      Stock      Stock        Capital      Earnings       Receivable        Stock          Total
                                   ------------------------------------------------------------------------------------------------
Balance, January 1, 1998             $11,714     $747      $48,571,630   ($33,291,667)    ($103,500)     ($107,651)     $15,081,273

Net income                                                                   (422,378)                                     (422,378)



Stock options exercised                    1                       936                                                          937
                                   -------------------------------------------------------------------------------------------------
Balance, March 31, 1998              $11,715     $747      $48,572,566   ($33,714,045)    ($103,500)     ($107,651)     $14,659,832
                                   =================================================================================================

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)

                                                                    Three Months Ended March 31,
                                                                 ----------------------------------
                                                                     1999                   1998
                                                                 ------------           -----------
Cash Flows from Operations:
 Net income                                                     $  (422,378)            $ 1,468,459
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operations:
 Depreciation and amortization                                    1,585,095               1,924,178
 Decrease in deferred rent expense                                                           (1,686)
 Deferred federal income taxes                                     (217,588)                     --
 Gain on disposal of assets                                                                    (186)
 (Increase) decrease in other receivable                            155,853                      --
 (Increase) decrease in trade receivable                           (322,624)              1,254,878
 Increase in contracts receivable                                        --                (985,484)
 Provision for bad debt                                              54,512                      --
 (Increase) decrease in prepaid expenses                            (66,458)                 92,759
 (Increase) decrease in other assets                                (74,426)               (444,007)
 Increase in equity in unconsolidated partnership                   (75,000)                (85,675)
 Increase (decrease) in accounts payable                             40,941              (1,234,303)
 Increase (decrease) in accrued liabilities                         (96,633)             (1,825,596)
 Increase in income taxes payable                                                           291,039
 Increase (decrease) in other liabilities                          (778,530)                 95,223
                                                                  ---------             -----------
Net Cash Provided by Operations                                    (217,236)                549,599
                                                                  ---------             -----------

Cash Flows Used In Investing Activities:
 Decrease in cash investments                                            --                      --
 Cash payments for the purchase of property                        (140,527)               (516,908)
 Acquisition of businesses net of cash acquired                          --                  (4,472)
 (Increase) decrease in subsidiary acquisition costs               (151,880)                (91,741)
 Decrease in other receivables                                           --                  37,215
 (Increase) decrease in employee receivables                         (1,717)                 64,958
 Increase in stockholder receivable                                      --                  (2,093)
 Net Cash  (USED IN) PROVIDED BY Investing                        ---------             -----------
  Activities                                                       (294,124)               (513,041)
                                                                  ---------             -----------

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock                                 937               2,189,731
 Net borrowings on line of credit                                 1,000,000                 137,446
 Principal payments on long-term debt                                37,446                (624,227)
 Principal payments on capital lease obligations                   (653,343)             (1,201,608)
                                                                  ---------             -----------
Net Cash  (Used IN) provided by Financing  Activities               342,938                 501,342
                                                                  ---------             -----------

Net increase (decrease) in cash                                    (168,421)                537,900
Cash and cash equivalents balance,
 beginning of period                                              1,087,349               5,126,114
                                                                  ---------             -----------
Cash and cash equivalents balance,
 end of period                                                  $   918,928              $5,664,014
                                                                ===========              ==========

NOTE 1. GENERAL

The unaudited consolidated financial statements included herein for Diagnostic Health Services, Inc. and subsidiaries ("DHS" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain 1998 balances have been reclassified to conform to the 1999 presentation. These financial statements include the accounts of the Company and its subsidiaries, which are set forth in the following table.

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

On April 17, 1997, the Company issued 60,000 common stock purchase warrants to Prudential Insurance Company of America in connection with the sale of $20,000,000 in principal amount of senior subordinated promissory notes. As of March 31, 1998, no warrants under this agreement had been exercised.
                                                                   -

At March 31, 1999, stock warrants outstanding amounted to 70,000 at exercise prices ranging from $6.25 to $12.25 per common share.


NOTE 3. ACQUISITIONS

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

On April 17,1997 (effective March 1, 1997), SoCal acquired from Diagnostic Imaging Services, Inc., a Delaware corporation ("DIS-Delaware"), all of the issued and outstanding capital stock of DIS (which, together with its wholly-owned subsidiaries, Diagnostic Imaging Services, Inc. I and Santa Monica Imaging Center Limited Partnership, are collectively referred to herein as the "DIS Companies"), whose business consists primarily of the ownership and operation of four (4) hospital-based magnetic resonance imaging (MRI) centers located in southern California. The purchase price for the stock of DIS was $9,083,865 (subject to post-closing adjustment), of which $7,583,865 was paid in cash, and the remaining $1,500,000 of which is payable either in cash or (at the seller's option) in common stock of the Company (valued at $7.615 per share) in three equal annual installments of $500,000 each on April 17 of each of 1998, 1999 and 2000. In addition, the DIS Companies were acquired subject to capital lease obligations, financing agreements and other commitments in respect of fixed assets of the business in the aggregate principal amount of $6,046,755.

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

In March 1998, DIS-Delaware agreed to convert into DHS common stock the $1,500,000 of deferred purchase price payments described above and all rights to receive DHS warrants as described above; as a result, $1,500,000 of deferred liabilities were recorded by DHS as current liabilities at March 31, 1998. On April 8, 1998, the deferred liabilities and warrant rights were converted into 200,000 DHS common shares, which were subsequently included in DHS' S-3 Registration Statement declared effective by the Securities and Exchange Commission (the "SEC") on April 24, 1998.

Effective as of January 30, 1998, MDS acquired International Cardiac Monitoring, Inc. ("ICM"), a Houston-based provider of medical testing and monitoring services. The consideration paid for ICM consisted of 26,946 shares of DHS common stock.

On February 26, 1998, SoCal acquired from DIS-Delaware one-half of the outstanding general partnership interests and one-half of the outstanding limited partnership interests in Scripps Chula Vista Imaging Center, L.P. ("SCVIC"), whose business consists of the operations of a magnetic resonance imaging center on the campus of Scripps Hospital in Chula Vista, California. The consideration paid for such partnership interests consisted of 127,250 shares of DHS common stock, which were included in DHS' S-3 Registration Statement declared effective by the SEC on April 24, 1998.

Effective as of March 2, 1998, the Company acquired Sonomed, Inc. ("Sonomed"), a Birmingham, Alabama-based provider of medical testing and monitoring services. The consideration paid for Sonomed consisted of 14,571 shares of DHS common stock and a cash payment of $30,000 to the former stockholder of Sonomed.

On May 11, 1998, the Company's Heart Institute of Tulsa, Inc. subsidiary ("HIT) acquired Diagnostic Radiology Mobile Ultrasound, Inc. ("DRMU"), and Edmond, Oklahoma-based provider of non-invasive ultrasound testing services. The consideration paid to the former owners of DRMU consisted of 13,484 shares of DHS common stock.

NOTE 4. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for the three months ended March 31, 1999 and 1998 for interest was approximately $1,011,000 and $1,014,000, respectively.

No cash payments for income taxes were made for the three months ended March 31, 1999, while the Company paid approximately $400,000 in cash for the three months ended March 31, 1998.

The Company acquired assets in exchange for the issuance of common stock and the assumption of various liabilities in connection with the acquired businesses. Cash and noncash investing and financing activities related to the acquisitions through March 31, 1999 consisted of the following:

                                               1999          1998
                                            ---------      --------
               Assets acquired                     $0       $688,935
               Liabilities assumed                          (199,721)
               Common stock issued                          (459,214)
                                            ---------      ---------
               Total cash paid                      0         30,000
               Fees and expenses                    -              -
               Less cash acquired                            (25,528)
                                            ---------      ---------
               Net cash paid                       $0       $  4,472
                                            =========      =========

NOTE 5. SUBSEQUENT EVENTS

On February 18, 1999, the Company entered into an agreement and Plan of Merger with Medical Alliance, Inc. ("MAI"), a Nasdaq National Market company, pursuant to which MAI is to merge with and into a wholly-owned subsidiary of DHS. The Company is currently negotiating with MAI to restructure this proposed transaction. However, the Company has not entered into any amendment of the original agreement, and there can be no assurance as to whether or when a transaction with MAI will be consummated.

Item 2.  Management's Discussion and Analysis or Plan of Operations

RESULTS OF OPERATIONS

In 1998, the Company's performance declined due to deterioration in the ultrasound business it acquired from Advanced Clinical Technology, Inc. and Horizon/MDS Corporation (collectively, "ACT"), and to a lesser extent, the mobile ultrasound business acquired from Diagnostic Imaging Services, Inc. ("DIS"). The Company spent most of 1998 restructuring the acquired businesses, repricing or resigning from unprofitable accounts, and adjusting its cost structure to service the remaining business. As a result of the deterioration in the ACT and DIS ultrasound businesses, the Company went through a period in which liquid resources were depleted and the Company's balance sheet became increasingly leveraged. During 1998, the Company wrote off $18.2 million in goodwill, $1.9 million in fixed assets, and $2.4 million of acquired accounts receivable primarily related to these acquisitions, as well as smaller additional write-offs related to other acquisitions as described below.

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

In December 1998, the Company elected to change its method for accounting for future payments relating to contract receivables due from long-term equipment and service agreements. Under the previous method, expected profits or losses on contracts were based on the contracts' guaranteed minimum values and total estimated related contract costs upon installation. These estimates were reviewed and revised periodically throughout the lives of the contracts, and adjustments resulting from such revisions were recorded in the periods in which the revisions were made. Losses on contracts were recorded in full as they were identified. Accordingly, the Company's ability to accurately predict its earnings was based in part on the timing, size, and estimated costs to be incurred on new long-term contracts in any given period. As the Company's long-term contracts increased in recent periods, both in length and dollar amount, the impact of long-term contract revenue recognition became greater. Also, because of uncertainties inherent in the estimation process as it relates to long-term contracts, it was reasonably possible that actual earnings would differ from the estimates. The Company changed its accounting method effective October 1, 1998, in order to recognize revenue and expense on long-term contracts ratably over the lives of the contracts. Although this change will result in lower revenues and earnings (due to the deferral aspect of the new method), the change will have no impact on cash flows. Management believes that this change will make the Company's revenues, expenses and earnings more predictable.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

The following table sets forth pro forma operating results of the Company, presented as if the change in accounting method had been in place for the years ended 1998 and to exclude nonrecurring charges. The discussion that follows is based on a comparison of 1999 results of operations as compared to pro forma presentation of the operating results for 1998.

                                                    First Quarter                   First Quarter                      Variance

                                        ------------------------------------------------------------------------------------------
                                                    1999                            1998                     1Q 99 vs 1 Q 98
                                        ------------------------------------------------------------------------------------------
Gross revenues                            11,001,678       100.00%        10,977,952       100.00%            23,726         0.22%
                                        --------------------------      --------------------------      --------------------------

Expenses:
    General & administrative                 588,059         5.35%           810,245         7.38%          (222,186)      -27.42%
    Salaries & employee benefits           6,090,383        55.36%         6,490,857        59.13%          (400,474)       -6.17%
    Legal & professional                     153,592         1.40%            60,090         0.55%            93,502       155.60%
    Rent & utilities                         401,274         3.65%           367,908         3.35%            33,366         9.07%
    Taxes & insurance                        252,533         2.30%           271,072         2.47%           (18,539)       -6.84%
    Technical operating expenses           1,589,023        14.44%         1,310,870        11.94%           278,153        21.22%
    Provision (credit) for                    54,512         0.50%           144,144         1.31%           (89,632)      -62.18%
    doubtful accounts
    Depreciation and amortization          1,585,095        14.41%         1,924,177        17.53%          (339,082)      -17.62%
                                        --------------------------      --------------------------      --------------------------
    Total operating expenses              10,714,471        97.39%        11,379,363       103.66%          (664,892)       -5.84%
                                        --------------------------      --------------------------      --------------------------

Equity in earnings of
 unconsolidated partnership                   75,000         0.68%            85,675         0.78%           (10,675)      -12.46%
                                        --------------------------      --------------------------      --------------------------

Income from operations                       362,207         3.29%          (315,736)       -2.88%           677,943       214.72%
                                        --------------------------      --------------------------      --------------------------

Other income (expense):
    Other income                               9,228         0.08%            53,133         0.48%           (43,905)      -82.63%
    Interest expense                      (1,011,401)       -9.19%        (1,014,338)       -9.24%             2,938        -0.29%
                                        --------------------------      --------------------------      --------------------------
    Total other income (expense)          (1,002,173)       -9.11%          (961,205)       -8.76%           (40,967)        4.26%
                                        --------------------------      --------------------------      --------------------------

Income Before Income Taxes                  (639,966)       -5.82%        (1,276,941)      -11.63%           636,976        49.88%

Income tax expense (benefit) at 34%         (217,588)       -1.98%          (434,160)       -3.95%           216,572        49.88%
                                        --------------------------      --------------------------      --------------------------

Net income                                  (422,378)       -3.84%          (842,781)       -7.68%           420,404        49.88%
                                        ==========================      ==========================      ==========================

Earnings before Interest, Taxes,
    Depreciation, and Amortiaztions        1,947,302        17.70%         1,608,441        14.65%           338,861        21.07%
                                        ==========================      ==========================      ==========================

Earnings Per Share:
    Basic                                      -0.04                           -0.08
                                        ============                    ============
    Diluted                                    -0.04                           -0.08
                                        ============                    ============

Weighted average common shares
 oustanding:
    Basic                                 11,481,636                      10,761,768
                                        ============
    Diluted                               11,481,636                      10,761,768
                                        ============                    ============

NOTE:  Numbers may not add due to rounding.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

During the three months ended March 31, 1999, gross revenues remained essentially unchanged from the comparable prior year period. Operating expenses decreased by approximately 5.8% from $11,379,000 to $10,714,000, due to the Company's 1998 restructuring efforts and decreased amortization expense as a result of goodwill charged off in 1998. The principal areas that decreased in 1999 were personnel expenses, which decreased by approximately 6.2% from $6,491,000 to $6,090,000, and general and administrative expenses, which decreased by approximately 27.4% from $810,000 to $588,000. Most of the personnel expense reductions were related to overhead and sales salaries, and to a lesser extent a reduction in technical salaries. Technical salaries were reduced as a result of elimination of unprofitable and marginally profitable accounts, and more efficient utilization of remaining staff. In all, the Company eliminated or converted to part-time approximately 65 full-time positions, representing slightly less than 15% of its workforce. General and administrative expenses declined due to reduced staffing levels, marketing initiatives, travel expenses, and other savings realized from the Company's restructuring plans. Technical operating expenses increased by 21.2% from $1,311,000 to $1,589,000, primarily due to increased repair and maintenance expenses the Company incurred under its partially self-insured maintenance programs. During 1998, the Company met its stop loss limits under this program during the fourth quarter.

Operating income increased $677,000 to $362,000 in 1999 compared to a net loss from operations of $316,000 in 1998. The improvement was due primarily to the expense reductions described above.

Revenues were flat due to the account culling that the Company undertook in 1998 described above, and lack of resources to start new projects. The Company's current pipeline of projects includes nine projects that were implemented during the first quarter of 1999 with expected annual revenue of approximately $1,869,000, and four projects with expected annual revenue of approximately $1,389,000. Annual earnings before interest, depreciation and taxes on these projects is expected to be approximately $1.3 million. The Company's plans for financing these projects and other growth are discussed below.

LIQUIDITY AND CAPITAL RESOURCES


The Company's liquidity and capital resources are strained. As a result of declines in the performance of debt-financed acquisitions, the Company's cash flow is not adequate to fund debt service and future growth, and may not be adequate to fund continuing operations. The Company refinanced its capital lease debt in late 1998 and early 1999, and is attempting to replace its senior lender with an asset-based lender whose principal covenants will be based on the collateral value underlying its loan, rather than ratios of cash flows to funded debt and fixed charges. Management believes that an asset-based facility is appropriate to its circumstances, and will provide additional capacity to fund new projects and provide working capital. Although the Company has received proposal letters from one potential refinancing source, the Company has not received any binding commitments with respect to any refinancing.

On February 18, 1999, the Company entered into an agreement and Plan of Merger with Medical Alliance, Inc. ("MAI"), a Nasdaq National Market company, pursuant to which MAI is to merge with and into a wholly-owned subsidiary of DHS. The Company is currently negotiating with MAI to restructure this proposed transaction. However, the Company has not entered into any amendment of the original agreement, and there can be no assurance as to whether or when a transaction with MAI will be consummated.

At December 31, 1998, the Company was not in compliance with the tangible net worth requirement for continued listing on the Nasdaq National Market. In February 1999, the Company was notified by Nasdaq that the Company would be required to demonstrate, to Nasdaq's satisfaction, that the Company would be able to promptly cure this deficiency. In March 1999, the Company received further notice form Nasdaq that the Company's common stock would be promptly delisted from the Nasdaq National Market (the "NNM") absent a further showing of a plan of compliance. The Company has appealed the proposed delisting, and an oral hearing is scheduled before Nasdaq on May 20, 1999, at which time the Company intends to provide more concrete details regarding the proposed merger with MAI, as well as certain other (albeit less probable) transactions under consideration, which would also have the effect of restoring compliance with the tangible net worth requirement. Among other things, the Company intends to demonstrate that the combined tangible net worth of MAI and DHS will be substantially in excess of the Nasdaq requirement, that there is a reasonable likelihood that the MAI merger will be consummated within a reasonable time, and that there is no compelling reason to delist the Company's common stock prior to completion of the merger process. However, because the merger with MAI will not be completed prior to the hearing date, and because Nasdaq has the discretion to determine that the prospects of the merger with MAI are not sufficiently certain or will require too long to complete, there is the possibility that the Company's common stock will be delisted from the NNM immediately after the May 20, 1999 hearing. In this event, the Company has requested immediate listing on the Nasdaq SmallCap Market based on the Company's compliance with all criteria required for listing thereon. However, Nasdaq is not obligated to grant such listing on the Nasdaq SmallCap Market, and in this event, the Company's common stock would therupon be traded over the counter as a "bulletin board" stock, which would result in stockholders having substantially less ability to sell their shares.

The Company's continuation as a going concern is dependent on its ability to refinance its senior debt, to obtain additional financing or refinancing as may be required, and continue to increase cash flow from operations, or complete its proposed merger with MAI. The Company's financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Effective as of December 31, 1998, the Company and its subsidiaries entered into a further amendment of the revolving credit and term loan facility with Chase. This amendment provides for the implementation of a new financial covenant structure. The Company has also entered in to an amendment of its subordinated note agreement with Prudential, containing amendments consistent with the Chase amendment.

The new financial covenant structure temporarily suspends the Fixed Charge Coverage Ratio, Funded Debt to EBITDA Ratio, and Senior Debt to EBITDA Ratio, and requires the Company to maintain minimum EBITDA levels. In addition, the new structure limits unleveraged capital expenditures, and prohibits the Company from incurring additional debt or selling assets. At March 31, 1999, the company was not in compliance with the required minimum EBITDA level.

Also under the new amendment, the outstanding $7,952,930 principal balance of the Company's term loan begins a five-year amortization program to commence July 15, 1999, and the remaining availability under that facility is cancelled. The revolving facility was reduced to $1 million with a shortened maturity of January 31, 1999 (which was thereafter extended to June 30, 1999), and on March 31, 1999, the outstanding principal balance of the revolving credit loans was $1,000,000. All of the Chase loans bear interest at varying rates, depending on the Company's leverage from time to time.

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

The Company is in default in payment of the $525,000 interest payment that was due on the Subordinated Notes on April 17, 1999, and is also in default as of March 31, 1999 with respect to certain financial covenants of its subordinated note agreement with Prudential. Prudential has agreed to defer until July 1, 1999 (or such earlier date as the MAI merger is completed or the Company otherwise obtains $1,000,000 or more of new equity proceeds) the required payment of the interest arrearage, and to forbear from exercising any of its rights and remedies in respect of the interest payment default during such extended payment period. Prudential's waiver does not extend to any other defaults, including but not limited to any financial covenant defaults subsequent to December 31, 1998. The interest payment default to Prudential also constitutes an event of default under the Company's loan agreement with Chase, although the Company has not received notice of such event of default from Chase.

The Company and its subsidiaries have also entered into various financing arrangements with commercial leasing companies and equipment suppliers, bearing interest ranging from 7.7% to 12.1% per annum.

In 1998, the Company received net proceeds of approximately, $1,801,858 from the exercise of warrants, and $811,136 from the exercise of options under the Company's various stock option plans.

Based on the Company's operating plan, management believes that completion of the proposed refinancing of its senior debt facility or completion of its proposed merger with MAI will be sufficient to meet the Company's operating requirements through the close of the Company's fiscal year ending December 31, 1999. In the event that the Company is unable to consummate either of these proposed transactions, management believes that the Company will be required to obtain other sources of financing to meet its obligations and sustain its operations beyond July 1, 1999.

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


Items 1-5. Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits to this report:

Exhibit 11.1:  Computation re: Computation of Earnings Per Share

(b) The Company did not file any report on Form 8-K during the quarterly period ended March 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        DIAGNOSTIC HEALTH SERVICES, INC.



/S/ MAX W. BATZER
--------------------------------------------
Max W. Batzer
Chairman and Director


/S/ BRAD A. HUMMEL
--------------------------------------------
Brad A. Hummel
Chief Executive Officer, President, Chief Operating Officer
and Director



/S/ CHRISTOPHER L. TURNER
--------------------------------------------
Christopher L. Turner
Chief Financial Officer
and Principal Accounting Officer


/S/ JAMES R. ANGELICA
--------------------------------------------
James R. Angelica
Director


Date:  May 14, 1999