Form 10-Q
period 1999-06-30
DIAGNOSTIC HEALTH SERVICES INC /DE/
filed 1999-08-16
CIK 895659

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                      ----------------------------------
                                   FORM 10-Q

           [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1999

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

                                 (214)634-0403
             (Registrant's telephone number, including area code)
            ------------------------------------------------------
   (Former name, former address and former fiscal year if changed since last report)

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

                             Yes ____   No ____

As of June 30, 1999, there were 11,716,395 issued and 11,483,136 shares outstanding of Registrant's common stock, $.001 par value.

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES

                         Quarterly Report on Form 10-Q

                                     Index



Part I.  Financial Information
                                                                   Page No.

Item 1.  Financial Statements

Consolidated Balance Sheets                                          2-3
June 30, 1999 and December 31, 1998

Consolidated Statements of Operations
Six months ended June 30, 1999 and 1998                                4

Consolidated Statements of Operations
Three months ended June 30, 1999 and 1998                              5

Consolidated Statement of Stockholders' Equity
June 30, 1999                                                          6

Consolidated Statements of Cash Flows
Six months ended June 30, 1999 and 1998                                7

Consolidated Statements of Cash Flows
Three months ended June 30, 1999 and 1998                              8

Notes to Consolidated Financial Statements                          9-14

Item 2.  Management's Discussion and Analysis or
Plan of Operation                                                  15-20


Part II.  Other Information                                           21

Item 6. Exhibits and Reports on Form 8-K                              21

Signatures                                                            22

Exhibit 11.1 - Statement re:  computation of per share earnings    23-24

Part I.  Financial Information
Item 1.  Financial Statements


                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                          Consolidated Balance Sheets


                                    ASSETS
                                    ------

                                          (Unaudited)    (Audited)
                                         June 30, 1999   December 31, 1998
                                         --------------  ------------------
CURRENT ASSETS:
 Cash and cash equivalents               $     837,290        $  1,087,349
 Accounts receivable:  Trade, net of
   allowance for doubtful accounts          10,933,145          10,088,540
 Accrued interest and other                    102,186              34,240
 Stockholder receivables                        51,321              51,321
 Employee receivables                           14,209              10,615
 Income tax refund receivable                  846,712             973,492
 Deferred federal income taxes               1,115,200           1,115,200
 Prepaid expenses and other                    363,017             352,917
                                          ------------        ------------

 Total Current Assets                       14,263,080          13,713,674
                                          ------------        ------------

PROPERTY & EQUIPMENT:
 Office furniture & equipment                2,402,049           2,381,019
 Machinery & service equipment              34,166,747          31,888,460
 Leasehold improvements                      2,094,518           2,071,914
 Less: Accumulated depreciation and
   amortization                            (14,479,178)        (12,131,560)
                                          ------------       -------------

   TOTAL PROPERTY & EQUIPMENT               24,184,136          24,209,833
                                          ------------        ------------

OTHER ASSETS:
 Deposits and other assets                     972,014             911,901
 Deferred acquisition costs                         --              98,852
 Equity in unconsolidated partnership        1,918,962           1,933,477
 Goodwill                                   19,043,582          19,043,582
 Noncompete agreements                       2,698,533           2,698,533
 Long Term Deferred Tax Asset                8,570,155           8,352,567
 Less: Accumulated amortization             (3,808,093)         (3,095,764)
                                          ------------        ------------

 Total Other Assets                         29,395,153          29,943,148
                                          ------------        ------------

TOTAL ASSETS                              $ 67,842,369        $ 67,866,655
                                          ============        ============

                      LIABILITIES & STOCKHOLDERS' EQUITY
                      ----------------------------------

                                                                    (Audited)
                                                 (Unaudited)       December 31,
                                                June 30, 1999         1998
                                               --------------     -------------
CURRENT LIABILITIES:
 Accounts payable                               $  3,637,386      $  3,503,268
 Accrued liabilities                               2,931,251         2,221,795
 Current lease obligations                         2,739,549         2,585,334
 Current portion of long-term debt                 7,972,448           814,106
 Senior subordinated debt                         20,000,000                --
 Advance contract proceeds                         1,955,000         1,955,000
 Notes payable                                     1,000,000                --
                                                ------------      ------------

Total Current Liabilities                         40,235,634        11,079,503

Long-term lease obligations                       11,652,743        10,652,605
Long-term debt                                        22,293         7,190,030
Senior subordinated debt                                  --        20,000,000
Deferred rent                                             --                --
Advance contract proceeds                          2,753,036         3,863,244
Deferred income taxes                                     --                --
                                                ------------      ------------

 Total Liabilities                                54,663,706        52,785,382
                                                ------------      ------------

Mandatorily Redeemable Preferred stock,
 $.001 par value; authorized 3,000,000 shares;
 issued and outstanding 773,561 and 746,500
 shares at June 30, 1999 and December 31,
 1998, respectively                                5,414,923         5,225,500

Stockholders' Equity:
 Common stock, $.001 par value, authorized
  15,000,000 shares; issued 11,249,877 and
  11,713,895 shares and outstanding 11,483,136
  and 11,480,636  shares at June 30, 1999 and
  December 31, 1998, respectively                     11,716            11,714
 Additional paid-in capital                       48,573,971        48,571,630
 Retained earnings                               (40,610,796)      (38,516,420)
 Stockholder receivable                             (103,500)         (103,500)
 Treasury stock (at cost)                           (107,651)         (107,651)
                                                ------------      ------------

Total Stockholders' Equity                         7,763,740         9,855,773
                                                ------------      ------------

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                            $ 67,842,369      $ 67,866,655
                                                ============      ============

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)


                                                 Six Months Ended June 30,
                                                ---------------------------
                                                    1999          1998
                                                ------------   ------------
REVENUES:
 Gross revenues                                 $ 22,044,252   $ 29,568,383
                                                ------------   ------------

EXPENSES:
 General & administrative                          1,149,730      1,680,392
 Salaries & employee benefits                     12,012,331     13,024,569
 Legal & professional                                322,364        193,815
 Rent & utilities                                    784,226        755,296
 Taxes & insurance                                   476,718        593,475
 Technical operating expenses                      3,296,204      3,129,276
 Provision for doubtful accounts                     102,566        257,775
 Depreciation and amortization                     3,250,121      3,494,443
 Restructuring and impairment expense                     --      5,518,489
 Merger expense                                      717,861             --
                                                 -----------    -----------

  Total operating expenses                        22,112,121     28,647,530
                                                 -----------    -----------

 Equity in earnings of
   unconsolidated partnership                        150,000        179,843
                                                 -----------    -----------

Income from operations                                82,131      1,100,696

Other income (expense):
 Other income                                        (18,212)        92,292
 Interest expense                                 (2,059,953)    (2,175,206)
                                                 -----------    -----------
  Total other income (expense)                    (2,078,165)    (2,082,914)
                                                 -----------    -----------

INCOME BEFORE INCOME TAXES                        (1,996,034)      (982,218)

Provision for Federal Income Taxes                   (91,082)      (314,392)
                                                 -----------    -----------

Net Loss                                         $(1,904,952)   $  (667,826)

Preferred Dividends                                  189,424        176,620
                                                 -----------    -----------

Net Loss available to commons stockholders       $(2,094,376)   $  (844,446)
                                                 ===========    ===========

Loss per share:
 Basic                                           $     (0.17)   $     (0.06)
                                                 ===========    ===========
 Diluted                                         $     (0.15)   $     (0.05)
                                                 ===========    ===========

Weighted average common shares outstanding:
 Basic                                            11,482,008     11,056,601
                                                 ===========    ===========
 Diluted                                          12,290,082     12,605,891
                                                 ===========    ===========

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)



                                                Three Months Ended June 30,
                                                --------------------------
                                                    1999          1998
                                                ------------  ------------
Revenues:
 Gross revenues                                 $11,042,574   $15,153,993
                                                -----------   -----------

Expenses:
 General & administrative                           561,671       870,147
 Salaries & employee benefits                     5,921,947     6,533,712
 Legal & professional                               168,773       133,725
 Rent & utilities                                   382,952       387,388
 Taxes & insurance                                  224,185       322,403
 Technical operating expenses                     1,707,180     1,818,406
 Provision for doubtful accounts                     48,054       113,631
 Depreciation and amortization                    1,665,026     1,570,266
 Restructuring and impairment expense                    --     5,518,489
 Merger expense                                     717,861            --
                                                -----------   -----------

  Total operating expenses                       11,397,649    17,268,167
                                                -----------   -----------

 Equity in earnings of
   unconsolidated partnership                        75,000        94,168
                                                -----------   -----------

Income from operations                             (280,075)   (2,020,006)

Other income (expense):
 Other income                                       (27,441)       39,159
 Interest expense                                (1,048,552)   (1,160,868)
                                                -----------   -----------
  Total other income (expense)                   (1,075,993)   (1,121,709)
                                                -----------   -----------

INCOME BEFORE INCOME TAXES                       (1,356,068)   (3,141,715)

Provision for Federal Income Taxes                  126,506    (1,005,430)
                                                -----------   -----------

Net Loss                                        $(1,482,574)  $(2,136,285)

Preferred Dividends                                  94,712        88,310
                                                -----------   -----------

Net Loss available to commons stockholders      $(1,577,286)  $(2,224,595)
                                                ===========   ===========


Loss per share:
 Basic                                          $     (0.13)  $     (0.20)
                                                ===========   ===========
 Diluted                                        $     (0.12)  $     (0.17)
                                                ===========   ===========

Weighted average common shares outstanding:
 Basic                                           11,483,003    10,761,768
                                                ===========   ===========
 Diluted                                         12,272,178    12,366,956
                                                ===========   ===========

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
          Consolidated Statement of Stockholders' Equity (Unaudited)
                    For the Six Months Ended June 30, 1999

                                                                Retained
                                             Additional         Earnings
                                 Common        Paid-In        (Accumulated        Stockholder     Treasury
                                 Stock         Capital          Deficit)          Receivable        Stock            Total
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998,     $ 11,714     $ 48,571,630     $ (33,291,667)     $ (103,500)     $ (107,651)     $ 15,080,526
as previously reported

Prior period adjustments **                                      (5,224,753)                                       (5,224,753)
                                -----------------------------------------------------------------------------------------------
Balance, December 31, 1998,     $ 11,714     $ 48,571,630     $ (38,516,420)     $ (103,500)     $ (107,651)     $  9,855,773
Adjusted

Net Loss                                                         (2,094,376)                                       (2,094,376)

Stock options exercised                2            2,341                                                               2,343
                                -----------------------------------------------------------------------------------------------
Balance, June 30, 1999          $ 11,716     $ 48,573,971     $ (40,610,796)     $ (103,500)     $ (107,651)      $ 7,763,740
===============================================================================================================================

**NOTE: To adjust the mandatorily redeemable preferred stock to its liquidation preference of $7.00 per share.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)

                                           Six Months Ended June 30,
                                          --------------------------
                                              1999          1998
                                          ------------  ------------
Cash Flows from Operations:
 Net loss                                 $(1,904,952)  $  (667,826)
Adjustments to Reconcile Net Loss to
 Net Cash Provided by Operations:
 Depreciation and amortization              3,250,131     3,494,443
 Deferred federal income taxes               (217,588)      (50,716)
 Decrease in deferred rent expense                 --        (3,373)
 Loss on disposal of assets                    27,358            --
 Restructuring and impairment expense              --     4,593,808
 (Increase) decrease in other receivable       96,569            --
 (Increase) decrease in trade receivable     (947,172)    1,601,800
 Increase in contract receivables                  --    (5,172,155)
 Provision for bad debt                       102,566            --
 (Increase) decrease in prepaid expenses      (10,100)     (237,110)
 Increase in equity in unconsolidated
  partnership                                  14,515       (55,493)
 Increase (decrease) in accounts payable      134,118      (829,040)
 Increase (decrease) in accrued liabilities   544,942      (427,993)
 Increase in income taxes payable             126,780    (1,664,699)
                                          -----------   -----------
Net Cash Provided by Operations             1,217,167       581,646
                                          -----------   -----------

Cash Flows Used in Investing Activities:
 (Increase) decrease in other assets          (60,113)     (128,336)
 Cash payments for the purchase of
  property                                   (261,176)     (990,254)
 Acquisition of businesses net of cash
  acquired                                         --       (11,352)
 (Increase) decrease in subsidiary
  acquisition costs                            98,852      (175,166)
 (Increase) decrease in other
  receivables                                      --       (30,901)
 (Increase) decrease in employee
  receivables                                  (3,594)       58,482
 Increase in stockholder receivable                --        (2,565)
                                          -----------   -----------
 Net Cash  (USED IN) PROVIDED BY
  Investing Activities                       (226,031)   (1,280,092)
                                          -----------   -----------

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock         2,343     2,527,732
 Net borrowings on line of credit           1,000,000       137,446
 Increase (decrease) in other
  liabilities                              (1,110,209)    1,722,124
 Principal payments on long-term debt          (9,395)   (1,047,512)
 Principal payments on capital lease
  obligations                              (1,123,934)   (2,035,486)
                                          -----------   -----------
Net Cash  (Used IN) provided by
 Financing Activities                      (1,241,195)    1,304,304
                                          -----------   -----------

Net increase (decrease) in cash              (250,059)      605,858
Cash and cash equivalents balance,
 beginning of period                        1,087,349     5,126,114
                                          -----------   -----------
Cash and cash equivalents balance,
 end of period                            $   837,290   $ 5,731,972
                                          ===========   ===========

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)


                                         Three Months Ended June 30,
                                         ---------------------------
                                              1999          1998
                                         ------------   ------------
Cash Flows from Operations:
 Net loss                                $ (1,482,574)  $ (2,136,285)
Adjustments to Reconcile Net Loss to
 Net Cash Provided by Operations:
 Depreciation and amortization              1,665,026      1,570,266
 Deferred federal income taxes                     --        (50,716)
 Decrease in deferred rent expense                 --         (1,687)
 Gain on disposal of assets                    27,358            186
 Restructuring and impairment expense              --      4,593,808
 (Increase) decrease in other receivable      (59,284)            --
 (Increase) decrease in trade receivable     (624,548)       346,922
 Increase in contract receivables                  --     (4,186,671)
 Provision for bad debt                        48,054             --
 (Increase) decrease in prepaid expenses       56,358       (329,869)
 Increase in equity in unconsolidated
  partnership                                  89,515         30,182
 Increase (decrease) in accounts payable       93,177        405,263
 Increase (decrease) in accrued liabilities   641,585      1,397,602
 Increase in income taxes payable             126,780     (1,955,738)
                                          -----------    -----------
Net Cash Provided by Operations               581,447       (316,737)
                                          -----------    -----------

Cash Flows Used in Investing Activities:
 (Increase) decrease in other assets           14,313        315,671
 Cash payments for the purchase of
  property                                   (120,649)      (473,346)
 Acquisition of businesses net of cash
  acquired                                         --         (6,880)
 (Increase) decrease in subsidiary
  acquisition costs                           250,732        (83,425)
 (Increase) decrease in other
  receivables                                      --        (68,116)
 (Increase) decrease in employee
  receivables                                  (1,877)        (6,476)
 Increase in stockholder receivable                --           (472)
                                          -----------    -----------
Net Cash  (USED IN) PROVIDED BY
 Investing Activities                         142,519       (323,044)
                                          -----------    -----------

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock         1,406        338,001
 Increase (decrease) in other
  liabilities                                (331,679)     1,626,901
 Principal payments on long-term debt          (4,740)      (423,285)
 Principal payments on capital lease
  obligations                                (470,591)      (833,878)
                                          -----------    -----------
Net Cash  (Used IN) provided by
 Financing
 Activities                                  (805,604)       707,739
                                          -----------    -----------

Net increase (decrease) in cash               (81,638)        67,958
Cash and cash equivalents balance,
 beginning of period                          918,928      5,664,014
                                          -----------    -----------
Cash and cash equivalents balance,
 end of period                            $   837,290    $ 5,731,972
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

                      [ORGANIZATIONAL CHART APPEARS HERE]


In addition, DHS and DHSMS have two inactive wholly owned subsidiaries, MAI Acquisition Corp., Diagnostic Health Services de Mexico, S.A. de C.V. and HomeCare International, Inc.

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

On April 17, 1997, the Company issued 60,000 common stock purchase warrants to The Prudential Insurance Company of America ("Prudential") in connection with the sale of $20,000,000 in principal amount of senior subordinated promissory notes. As of June 30, 1999, none of such warrants had been exercised.

At June 30, 1999, stock warrants outstanding amounted to 70,000 at exercise prices ranging from $6.25 to $12.25 per common share.


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

On April 17,1997 (effective March 1, 1997), SoCal acquired all of the issued and outstanding capital stock of DIS (which, together with its wholly-owned subsidiaries, Diagnostic Imaging Services, Inc. I and Santa Monica Imaging Center Limited Partnership, are collectively referred to herein as the "DIS Companies"), whose business consists primarily of the ownership and operation of four (4) hospital-based magnetic resonance imaging (MRI) centers located in southern California. The purchase price for the stock of DIS was $9,083,865 (subject to post-closing adjustment), of which $7,583,865 was paid in cash, and the remaining $1,500,000 of which was payable either in cash or (at the seller's option) in common stock of the Company (valued at $7.615 per share) in three equal annual installments of $500,000 each on April 17 of each of 1998, 1999 and 2000. In addition, the DIS Companies were acquired subject to capital lease obligations, financing agreements and other commitments in respect of fixed assets of the business in the aggregate principal amount of $6,046,755.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

The funds utilized to pay the cash portion of the purchase price in the second DIS transaction were obtained through the simultaneous issuance and sale by the Company to Prudential of $20,000,000 in principal amount of senior subordinated promissory notes of the Company (the "Subordinated Notes"). The Subordinated Notes bear interest at a fixed rate of 10.5% per annum (payable quarterly), and mature as to principal in equal one-third installments on April 17 of each of 2003, 2004 and 2005. The Subordinated Notes may be prepaid at the Company's option (subject to certain "make-whole" prepayment premiums in respect of the remaining stated term of the Subordinated Notes), and the Company may be required (at the Noteholders' option) to purchase the Subordinated Notes in the event of a change in control of the Company. In addition to application to the payment of the cash portion of the purchase price for the stock of DIS, the net proceeds from the issuance and sale of the Subordinated Notes were utilized to repay $5,500,000 in borrowings obtained under the Company's senior credit facilities with Texas Commerce Bank National Association (the "Bank") (utilized in connection with the Company's March 1997 acquisition of the ultrasound business of DIS), and for short-term investments pending other use of such net proceeds.

In connection with the issuance of the Subordinated Notes, the Company paid Prudential a fee in the amount of $54,590, and issued to Prudential a five-year redeemable common stock purchase warrant (with piggyback registration rights) for 60,000 shares of common stock of the Company at an exercise price of $12.25 per share. In addition, the Company paid to Prudential Securities, Inc. (as placement agent) a fee in the amount of $690,470.

Effective as of October 17, 1997, HIT acquired CardioVision Inc., ("CVI"), a Las Vegas, Nevada-based provider of non-invasive diagnostic ultrasound testing services. The consideration paid for CVI consisted of 29,728 shares of DHS common stock and a $340,000 cash payment to the former stockholders of CVI.

On November 19, 1997, SoCal acquired the assets and business of Valley Diagnostic Services ("Valley"), a proprietorship providing mobile diagnostic ultrasound testing services in southern California. The consideration paid by SoCal in this transaction consisted of 13,309 shares of DHS common stock and a $100,000 cash payment to the former owner of Valley.

Effective as of December 2, 1997, HIT acquired Medical Diagnostics Imaging, Inc. ("MDII"), a Huntsville, Alabama-based provider of non-invasive diagnostic ultrasound testing services. The consideration for MDII consisted of 100,524 shares of DHS common stock and a $900,000 cash payment to the former stockholder of MDII.

Effective as of December 9, 1997, SoCal acquired Mobil Diagnostics, Inc. ("Mobil"), a southern California-based provider of mobile non-invasive diagnostic testing services. The consideration for Mobil consisted of 39,720 shares of DHS common stock and a cash payment of $150,000 to the former stockholder of Mobil. In addition, SoCal agreed to cause DHS to issue certain additional shares of DHS common stock to the former stockholder within 15 days after the first anniversary of the closing date, and to make cash payments to the former stockholder of $50,000 and $28,000, respectively, within 15 days after the first and second anniversaries of the closing date.

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

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

On February 26, 1998, SoCal acquired from DIS-Delaware one-half of the outstanding general partnership interests and one-half of the outstanding limited partnership interests in Scripps Chula Vista Imaging Center, L.P. ("SCVIC"), whose business consists of the operation of a magnetic resonance imaging center on the campus of Scripps Hospital in Chula Vista, California. The consideration paid for such partnership interests consisted of 127,250 shares of DHS common stock, which, together with certain additional shares issued in satisfaction of the post-closing payment obligations under the April 17, 1997 transaction related to DIS, were subsequently registered pursuant to a registration statement on Form S-3.

Effective as of March 2, 1998, the Company acquired Sonomed, Inc. ("Sonomed"), a Birmingham, Alabama-based provider of medical testing and monitoring services. The consideration paid for Sonomed consisted of 14,571 shares of DHS common stock and a cash payment of $30,000 to the former stockholders of Sonomed.

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

On May 11, 1998, the Company's Heart Institute of Tulsa, Inc. subsidiary ("HIT") acquired Diagnostic Radiology Mobile Ultrasound, Inc. ("DRMU"), an Edmond, Oklahoma-based provider of non-invasive ultrasound testing services. The consideration paid to the former owners of DRMU consisted of 13,484 shares of DHS common stock.

On May 22, 1998, MDS purchased the assets of the ultrasound business segment of Advanced Respiratory Care Services, Inc. ("ARCS"), which provides non-invasive diagnostic ultrasound testing services in Abilene, Texas and Nashville, Tennessee. The consideration paid to ARCS consisted of a cash payment of $13,556.

NOTE 4. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for the six months ended June 30, 1999 and 1998 for interest was approximately $1,535,000 and $1,748,0000, respectively.

No cash payments for income taxes were made for the six months ended June 30, 1999, while the Company paid approximately $400,000 in cash for the six months ended June 30, 1998.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

The Company also recognized assets and obligations under noncompete agreements of approximately $22,000 for the six months ended June 30, 1998.

The Company acquired property and equipment under capital leases, excluding leases in connection with business acquisitions, of approximately $2,278,000 and $212,000 for the six months ended June 30, 1999 and 1998, respectively.

During the six months ended June 30, 1998, the Company made an adjustment of approximately $1,753,000 to goodwill, related to the SoCal and ICM acquisitions, due to the revaluation of the property and equipment acquired.

During the six months ended June 30, 1998, the Company converted $1,500,000 of deferred liabilities related to the DIS acquisition by the issuance of 200,000 DHS shares.

Dividends paid in kind on the Company's mandatorily redeemable preferred stock were $189,424 and $176,620 for the six months ended June 30, 1999 and 1998 respectively.

NOTE 5 - MANDATORILY REDEEMABLE PREFERRED STOCK

The mandatorily redeemble preferred stockholders are entitled to receive preferential and cumulative annual preferred stock dividends, payable in kind in additonal preferred shares, at a rate of 7.25% of the liquidation preference of $7.00 per share and are entitled to a preference, in liquidation, in the amount of $7.00 per share plus accrued and unpaid dividends. As of June 30, 1999, there were no cumulative preferred stock dividends in arrears. Preferred shares are not entitled to vote except in certain circumstances. The holders of outstanding preferred shares may convert such shares at the rate of one share for each share of common stock. Additionally, in any fiscal quarter in which the mean average daily last reported sale price of the common stock is less than $7.00 per share, then, at any time during the next succeeding fiscal quarter of the Company, the holders of the preferred stock shall have the right to convert any or all of their shares into common stock, with each outstanding share being convertible into a number of shares of common stock equal to the liquidation value divided by the average closing price during the preceding fiscal quarter. Each conversion has a limitation whereby the conversion shares held by the subject holder cannot exceed 9.9% of the outstanding common shares outstanding prior to conversion.

The holders of the preferred stock may require the Company to redeem any or all of the outstanding preferred stock at a price of $7.00 per share at any time and from time to time on or after November 13, 2001, subject to certain limitations under the Company's loan agreements. Additionally, the Company may at its sole discretion redeem all or any portion of the preferred stock then outstanding. On any such redemption, the Company will pay a price per share on a progressive scale specifically designated by the certificate of stock designation agreement. At June 30,1999, the Company would pay a price of no less than $8.10 per preferred share for any such redemption.

The liquidation preference amounts and shares outstanding, including all dividends, are as follows:

                           Liquidation Preference
                           ----------------------
As of December 31,    No. of Shares            Amount
------------------    -------------          ----------

      1998                746,500            $5,225,500
      1997                695,593             4,872,263
      1996                648,986             4,542,903

NOTE 6 - CHANGE IN ACCOUNTING METHOD

In December 1998, the Company elected to change its method for accounting for future payments relating to contract receivables due on long-term equipment and service agreements. Under the previous method, expected

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

profits or losses on contracts were based on the Company's estimates of total revenue values and related costs upon installation. These estimates were reviewed and revised periodically throughout the lives of the contracts, and adjustments resulting from such revisions were recorded in the periods in which the revisions are made. Losses on contracts were recorded in full as they were identified.

Under the new method, contract revenues are recognized on a monthly basis as billed to customers, and all costs are treated as period costs. The Company believes that the new method is preferable because results of operations will more closely approximate actual cash flows.

NOTE 7 - SUBSEQUENT EVENTS

On May 18, 1999, the Board of Directors of the Company and Medical Alliance, Inc. ("MAII") unanimously approved and entered into an amended and restated agreement pursuant to which the Company would merge with and into a wholly-owned subsidiary of MAII. Under the terms of the amended and restated agreement, holders of the Company's common stock would have received a fixed ratio of .375 shares of the MAII common stock for each share of the Company's common stock. The transaction was expected to close by the end of the third quarter of 1999. However, on August 10, 1999, the companies announced that the proposed transaction would not be consummated. On August 11, 1999, the Company's stock was delisted by the Nasdaq National Market and now trades on the OTC Bulletin Board. The proposed merger was central to the Company's plans improve the capital structure of the Company and retain its Nasdaq listing.

NOTE 8 - GOING CONCERN

The Company's current cash flows are not sufficient to fund its operations and meet its current debt service requirements. The Company is attempting to refinance its senior debt with a new lender under terms that would better enable the Company to meet its refinanced debt service obligations. The Company also expects that a restructuring of its subordinated debt will be required, as well as raising additional equity. If these efforts fail, the Company would most likely be forced to attempt to reorganize its affairs through a bankruptcy.

The Company is in default in payment of the $400,000 principal payment that was due Chase Bank of Texas, N.A. ("Chase") on July 17, 1999. Additionally, the Company's $1 million revolving credit facility with Chase matured on June 30, 1999, and has not been repaid or renewed by Chase. The Company has received a notice of event of default from Chase; accordingly, all of the Chase debt has been reclassified to current liabilities.

The Company is in default in payment of two quarterly interest payments (each in the amount of $525,000) that were due under the Subordinated Notes on April 17, 1999 and July 17, 1999, respectively. The Company is also in default with respect to financial covenants of its subordinated note agreement with Prudential. Such defaults to Prudential also constitute events of default under the Company's loan agreement with Chase. Accordingly, the entire Prudential debt has been reclassified to current liabilities.

The Company is not in compliance with most of the financial covenants in the Chase and Prudential loan agreements.

Except for reclassification of the entire Chase and Prudential debt as current, these financial statements do not contain any adjustments that might be necessary should the Company be unable to continue as a going concern. Should the Company be unable to continue as a going concern, additional adjustments will be required, including charging off remaining intangibles (which are realized through continuing operations of acquired businesses) and deferred tax assets (which are realized through future taxable income).

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

Item 2.  Management's Discussion and Analysis or Plan of Operations

Results of Operations


In 1998, the Company's performance declined due to deterioration in the ultrasound business it acquired from Advanced Clinical Technology, Inc. and Horizon/MDS Corporation (collectively, "ACT"), and to a lesser extent, the mobile ultrasound business acquired from Diagnostic Imaging Services, Inc. ("DIS"). The Company spent most of 1998 restructuring the acquired businesses, re-pricing or resigning from unprofitable accounts, and adjusting its cost structure to service the remaining business. As a result of the deterioration in the ACT and DIS ultrasound businesses, the Company went through a period in which liquid resources were depleted and the Company's balance sheet became increasingly leveraged. During 1998, the Company wrote off $18.2 million in goodwill, $1.9 million in fixed assets, and $2.4 million of acquired accounts receivable primarily related to these acquisitions, as well as smaller additional write-offs related to other acquisitions as described below.

The Company has a high fixed-cost structure, and as revenues from the acquired businesses declined, operating margins also declined. Additionally, the margins related to portions of the replacement revenues were too low. Many of the Company's restructuring efforts during 1998 were directed towards reducing fixed costs, eliminating marginal and unprofitable accounts, and establishing and improving returns on new and existing business. Management began this process during the second quarter of 1998 and continues to seek opportunities to reduce costs and improve cash flows.

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

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

The following table sets forth pro forma operating results of the Company, presented as if the change in accounting method had been in place throughout the year ended 1998 and to exclude nonrecurring charges. The discussion that follows is based on a comparison of 1999 results of operations as compared to pro forma presentation of the operating results for 1998.

                                              Second Quarter                  Second Quarter                   Variance
                                       ------------------------------------------------------------------------------------------
                                                1999                                             1998             2Q 99 vs 2Q 98
                                       ------------------------------------------------------------------------------------------

Gross revenues                         $   11,042,574  100.00%        $   11,157,749     100.00%       $    (115,175)     -1.03%
                                       ----------------------         -------------------------        ------------------------
Expenses:
    General & administrative                  561,671    5.09%               870,147       7.80%            (308,476)    -35.45%
    Salaries & employee benefits            5,921,947   53.63%             6,533,712      58.56%            (611,765)     -9.36%
    Legal & professional                      168,773    1.53%               133,725       1.20%              35,048      26.21%
    Rent & utilities                          382,952    3.47%               387,388       3.47%              (4,436)     -1.15%
    Taxes & insurance                         224,185    2.03%               322,403       2.89%             (98,218)    -30.46%
    Technical operating expenses            1,707,180   15.46%             1,818,406      16.30%            (111,226)     -6.12%
    Provision (credit) for                     48,054    0.44%               113,631       1.02%             (65,577)    -57.71%
    doubtful accounts
    Depreciation and amortization           1,665,026   15.08%             1,570,266      14.07%              94,760       6.03%
                                       ----------------------         -------------------------        ------------------------
    Total operating expenses               10,679,788   96.71%            11,749,678     105.31%          (1,069,890)     -9.11%
                                       ----------------------         -------------------------        ------------------------
Equity in earnings of                          75,000    0.68%                94,168       0.84%             (19,168)    -20.36%
 unconsolidated partnership
                                       ----------------------         -------------------------        ------------------------
Income (loss) from continuing
 operations before income taxes        $      437,786    3.96%        $     (497,761)     -4.46%       $     935,547     187.95%
                                       ======================         =========================        ========================

Earnings before Interest, Taxes,
    Depreciation, and amortization     $    2,102,812   19.04%        $    1,072,505       9.61%       $   1,030,307      96.07%
                                       ======================         =========================        ========================

Income (loss) from continuing
 operations
    before incomes taxes per share:
    Basic                              $         0.04                 $       (0.04)
                                       ==============                 =============
    Diluted                            $         0.04                 $       (0.04)
                                       ==============                 =============

Weighted average common shares
 outstanding:
    Basic                                  11,483,003                    10,761,768
    Diluted                                12,272,178                    12,366,956



NOTE:  Numbers may not add due to rounding.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES


Three Months Ended June 30, 1999 Compared with Three Months Ended June 30, 1998

During the three months ended June 30, 1999, gross revenues remained essentially unchanged from the comparable prior year period. Operating expenses decreased by approximately 9.1% from $11,750,000 to $10,680,000. The principal areas that decreased in 1999 were general and administrative expense, which decreased by approximately 35.4% from $870,000 to $562,000, and salaries and employee benefits, which decreased by approximately 9.4% from $6,534,000 to $5,921,000. Salaries and benefits, and general and administrative expenses, decreased as a result of cost-cutting and restructuring efforts undertaken during the prior 12 months. Technical operating expenses decreased by 6.1% from $1,818,000 to $1,707,000. Operating income increased $936,000 to $438,000 in 1999 compared to a net loss from operations of $498,000 in 1998. The improvement was due primarily to the reduction of costs as gross revenues remained essentially unchanged.

During the second quarter of 1999, the Company added seven new contracts that are expected to add approximately $770,000 of revenue, and approximately $310,000 of EBITDA, during the third and fourth quarters of 1999. The Company's current pipeline of projects remains strong; however, lack of resources may limit the Company's ability to implement these projects in a timely manner.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

Six Months Ended June 30, 1999 Compared with Six Months Ended June 30, 1998

                                         Six Months Ended June 30       Six Months Ended June 30                Variance
                                        -----------------------------------------------------------------------------------------
                                                1999                            1998                         2Q 99 vs 2Q 98
                                        ----------------------------------------------------------------------------------------

Gross revenues                         $  22,044,252    100.00%       $  22,135,701       100.00%         $    (91,449)    -0.41%
                                       -----------------------        --------------------------          ----------------------
Expenses:
    General & administrative               1,149,370      5.21%           1,680,392         7.59%             (531,022)   -31.60%
    Salaries & employee benefits          12,012,331     54.49%          13,024,569        58.84%           (1,012,238)    -7.77%
    Legal & professional                     322,364      1.46%             193,815         0.88%              128,549     66.33%
    Rent & utilities                         784,226      3.56%             755,296         3.41%               28,930      3.83%
    Taxes & insurance                        476,718      2.16%             593,475         2.68%             (116,757)   -19.67%
    Technical operating expenses           3,296,204     14.95%           3,129,276        14.14%              166,928      5.33%
    Provision (credit) for                   102,566      0.47%             257,775         1.16%             (155,209)   -60.21%
    doubtful accounts
    Depreciation and amortization          3,250,121     14.74%           3,494,443        15.79%             (244,322)    -6.99%
                                       -----------------------        --------------------------          ----------------------
    Total operating expenses              21,393,900     97.05%          23,129,041       104.49%           (1,735,141)    -7.50%
                                       -----------------------        --------------------------          ----------------------
Equity in earnings of
 unconsolidated partnership                  150,000      0.68%             179,843         0.81%              (29,843)   -16.59%
                                       -----------------------        --------------------------          ----------------------
Income (loss) from continuing
 operations before income taxes        $     800,352      3.63%       $    (813,497)       -3.68%         $  1,613,849    198.38%
                                       =======================        ==========================          ======================
Earnings before Interest, Taxes,
    Depreciation, and Amortiaztions    $   4,050,473     18.37%       $   2,680,946        12.11%         $  1,369,527     51.08%
                                       =======================        ==========================          ======================

Income (loss) from continuing
 operations
    before incomes taxes per share:
    Basic                               $       0.07                  $       (0.07)
                                       ==============                 =============
    Diluted                             $       0.07                  $       (0.06)
                                       ==============                 =============

Weighted average common shares
 oustanding:

    Basic                                 11,482,008                     11,056,601
    Diluted                               12,290,082                     12,605,891



NOTE:  Numbers may not add due to rounding.



Six Months Ended June 30, 1999 Compared with Six Months Ended June 30, 1998

During the six months ended June 30, 1999, gross revenues remained essentially unchanged from the comparable prior year period. Operating expenses decreased by approximately 7.5% from $23,129,000 to $21,394,000. The principal areas that decreased in 1999 were general and administrative expense, which decreased by approximately 31.6% from $1,680,000 to $1,149,000, and salaries and employee benefits, which decreased by approximately 7.8% from $13,025,000 to $12,012,000. Salaries and benefits, and general and administrative expenses, decreased as a result of cost-cutting and restructuring efforts undertaken during the prior 12 months. Depreciation and amortization decreased by $244,000 as a result of goodwill written off during 1998. Operating income increased $1,614,000 to $800,000 in 1999 compared to a net loss from operations of $813,000 in 1998. The improvement was due primarily to the expense reductions described above.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

For the six months ended June 30, 1999, EBITDA was $4,050,000 (annualized $8.1 million), representing a slight improvement from the annualized results of the first quarter of 1999. The Company had total debt of $48.1 million, or approximately 5.9 times annualized EBITDA. The Company's scheduled principal and interest obligations for the next 12 months are approximately $9.1 million, and thus the Company must refinance or retire debt through proceeds of an equity infusion in order to meet its obligations.

Liquidity and Capital Resources

The Company's liquidity and capital resources are strained. As a result of declines in the performance of debt-financed acquisitions, the Company's cash flow is not adequate to fund debt service and continuing operations. The Company refinanced its capital lease debt in late 1998 and early 1999, and is attempting to replace its senior lender with an asset-based lender whose principal covenants will be based on the collateral value underlying its loan, with less emphasis on ratios of cash flows to funded debt and fixed charges. Management believes that an asset-based facility is appropriate to its circumstances, and will provide additional capacity to fund new projects and provide working capital. Although the Company has received a commitment from one potential refinancing source, the Company is uncertain as to whether or when it will be able to complete such refinancing.

In May 1998, the Company and its subsidiaries entered into an amendment of the revolving credit and term loan facility with their senior lender, Chase Bank of Texas, N.A. ("Chase"), providing for up to $2,500,000 in available revolving credit (or, if less, 75% of the Company's and its subsidiaries' eligible accounts receivable from time to time), and an acquisition term loan facility of up to $17,500,000 in maximum principal amount. Pursuant to the amendment, the Company rolled over the outstanding borrowings of $2,500,000 on the revolving credit facility into the term loan facility.

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

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

In addition, the new structure limits unleveraged capital expenditures, and prohibits the Company from incurring additional debt or selling assets. At June 30, 1999, the company was not in compliance with the required minimum EBITDA level.

Also under the December 31, 1998 amendment, the outstanding $7,952,930 principal balance of the Company's term loan begins a five-year amortization program to commence July 15, 1999, and the remaining availability under that facility is cancelled. The revolving facility was reduced to $1 million with a shortened maturity of January 31, 1999 (which was thereafter extended to June 30, 1999), and on June 30, 1999, the outstanding principal balance of the revolving credit loans was $1,000,000. All of the Chase loans bear interest at varying rates, depending on the Company's leverage from time to time. The revolving facility matured June 30, 1999 and has not been repaid or renewed. The Company was also unable to make the required $400,000 principal payment due under its term facility on July 15, 1999. On July 8, 1999, the Company received from Chase a notice of event of default.

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

The Company is in default in payment two quarterly interest payments (each in the amount of $525,000) that were due on the Subordinated Notes on April 17, 1999 and July 17, 1999, respectively. The Company is also in default as of June 30, 1999 with respect to financial covenants of its subordinated note agreement with Prudential. The defaults to Prudential also constitute events of default under the Company's loan agreement with Chase.

The Company and its subsidiaries have also entered into various financing arrangements with commercial leasing companies and equipment suppliers, bearing interest ranging from 7.7% to 12.1% per annum.

In 1998, the Company received net proceeds of approximately, $1,801,858 from the exercise of warrants, and $811,136 from the exercise of options under the Company's various stock option plans.

At December 31, 1998, the Company was not in compliance with the tangible net worth requirement for continued listing on the Nasdaq National Market. In February 1999, Nasdaq notified the Company that the Company would be required to demonstrate, to Nasdaq's satisfaction, that the Company would be able to promptly cure this deficiency. In March 1999, the Company received further notice form Nasdaq that the Company's common stock would be promptly delisted from the Nasdaq National Market (the "NNM") absent a further showing of a plan of compliance. The Company appealed the proposed delisting, and an oral hearing was held before Nasdaq on May 20, 1999, at which time the Company provided details regarding the proposed merger with MAII, which would have had the effect of restoring compliance with the tangible net worth requirement. Thereafter, the Company's common stock ceased to meet the minimum bid price required for continued listing On August 10, 1999, the Company and MAII announced that they were unable to consummate the proposed merger, and on August 11, 1999, the Company's stock was delisted from the NNM and trades on the OTC Bulletin Board. The termination of the proposed merger with MAII, and the delisting of the Company's common stock, can be expected to have a material adverse effect on the Company's ability to refinance its indebtedness and/or raise additional equity capital.

The Company's continuation as a going concern is dependent on its ability to refinance its senior debt, to obtain additional financing or refinancing as may be required, raise additional equity capital, and continue to increase cash flow from operations. The Company's financial statements classify all of its senior and subordinated debt as current liabilities, but do not include any other adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that completion of the proposed refinancing of its senior debt facility, restructuring and modification of its subordinated debt, and possibly additional equity capital will be required in order for the Company to continue in its current form. In the event that the Company is unable to consummate these proposed transactions, management believes that the Company will be required to obtain other sources of financing or reorganize its affairs through a bankruptcy.


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


Items 1-5. Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits to this report:

Exhibit 11.1:  Computation re: Computation of Earnings Per Share

(b) The Company did not file any report on Form 8-K during the quarterly period ended June 30, 1999.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        DIAGNOSTIC HEALTH SERVICES, INC.




                                            /S/ MAX W. BATZER
  -----------------------------------------------------------
                                                Max W. Batzer
                                        Chairman and Director



                                           /S/ BRAD A. HUMMEL
  -----------------------------------------------------------
                                               Brad A. Hummel
  Chief Executive Officer, President, Chief Operating Officer
                                                 and Director



                                    /S/ CHRISTOPHER L. TURNER
  -----------------------------------------------------------
                                        Christopher L. Turner
                                      Chief Financial Officer
                             and Principal Accounting Officer




                                        /S/ JAMES R. ANGELICA
  -----------------------------------------------------------
                                            James R. Angelica
                                                     Director


                                       Date:  August 13, 1999