Form 10-Q
period 1999-09-30
DIAGNOSTIC HEALTH SERVICES INC /DE/
filed 1999-11-15
CIK 895659

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                     ------------------------------------
                                   FORM 10-Q

             [X] Quarterly Report pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934
                 For the quarterly period ended September 30, 1999

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

                              Yes   X    No _____
                                  -----

         Applicable only to issuers involved in bankruptcy proceedings
                          During the past five years.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes _____  No _____

As of September 30, 1999, there were 11,716,395 issued and 11,483,136 shares outstanding of Registrant's common stock, $.001 par value.

               DIAGNOSTIC HEALTH SERVICES, INC. AND SUBSIDIARIES

                         Quarterly Report on Form 10-Q

                                     Index


                                                                    Page No.
Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets                                              2-3
September 30, 1999 and December 31, 1998

Consolidated Statements of Operations
Nine months ended September 30, 1999 and 1998                              4

Consolidated Statements of Operations
Three months ended September 30, 1999 and 1998                             5

Consolidated Statement of Stockholders' Equity
September 30, 1999                                                         6

Consolidated Statements of Cash Flows
Nine months ended September 30, 1999 and 1998                              7

Consolidated Statements of Cash Flows
Three months ended September 30, 1999 and 1998                             8

Notes to Consolidated Financial Statements                              9-15

Item 2.  Management's Discussion and Analysis or
Plan of Operation                                                      16-21


Part II.  Other Information                                               22

Item 6. Exhibits and Reports on Form 8-K                                  22

Signatures                                                                23

Exhibit 11.1 - Statement re: computation of per share earnings         24-25

Part I.  Financial Information
Item 1.  Financial Statements


                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                          Consolidated Balance Sheets


                                    ASSETS
                                    ------

                                                        (Unaudited)          (Audited)
                                                    September 30, 1999   December 31, 1998
                                                    -------------------  ------------------
Current Assets:
 Cash and cash equivalents                                 $   619,206        $  1,087,349
 Accounts receivable:  Trade, net of
   allowance for doubtful accounts                          11,262,178          10,088,540
 Accrued interest and other                                         --              34,240
 Stockholder receivables                                        51,321              51,321
 Employee receivables                                           20,236              10,615
 Income tax refund receivable                                       --             973,492
 Deferred federal income taxes                               1,115,200           1,115,200
 Prepaid expenses and other                                    339,152             352,917
                                                           -----------         -----------

 Total Current Assets                                       13,407,293          13,713,674
                                                           -----------         -----------

PROPERTY & EQUIPMENT:
 Office furniture & equipment                                2,396,691           2,381,019
 Machinery & service equipment                              34,147,920          31,888,460
 Leasehold improvements                                      2,082,745           2,071,914
 Less: Accumulated depreciation and amortization           (15,724,789)        (12,131,560)
                                                           -----------         -----------

   Total Property & Equipment                               22,902,567          24,209,833
                                                           -----------         -----------

OTHER ASSETS:
 Deposits and other assets                                     975,014           1,010,753
 Equity in unconsolidated partnership                        1,820,043           1,933,477
 Goodwill                                                   19,043,582          19,043,582
 Noncompete agreements                                       2,698,533           2,698,533
 Deferred federal income taxes                               8,570,155           8,352,567
 Less: Accumulated amortization                             (4,161,188)         (3,095,764)
                                                           -----------         -----------

 Total Other Assets                                         28,946,139          29,943,148
                                                           -----------         -----------

TOTAL ASSETS                                               $65,255,999         $67,866,655
                                                           ===========         ===========

                      LIABILITIES & STOCKHOLDERS' EQUITY
                      ----------------------------------

                                                          (Unaudited)          (Audited)
                                                      September 30, 1999   December 31, 1998
                                                      -------------------  ------------------
Current Liabilities:
 Accounts payable                                           $  4,528,000        $  3,503,268
 Accrued liabilities                                           2,941,150           2,221,795
 Current lease obligations                                     2,718,864           2,585,334
 Long-term debt                                                7,589,915             814,106
 Senior subordinated debt                                     20,000,000                  --
 Advance contract proceeds                                     1,955,000           1,955,000
 Notes payable                                                   553,288                  --
                                                            ------------        ------------

Total Current Liabilities                                     40,286,217          11,079,503

Long-term lease obligations                                   10,966,701          10,652,605
Long-term debt                                                        --           7,190,030
Senior subordinated debt                                              --          20,000,000
Other liabilities                                              2,012,636           3,863,244
                                                            ------------        ------------

 Total Liabilities                                            53,265,554          52,785,382
                                                            ------------        ------------

Mandatorily Redeemable Preferred stock,
 $.001 par value; authorized 3,000,000 shares;
 issued and outstanding 787,090 and 746,500 shares
 at September 30, 1999 and December 31, 1998,
 respectively                                                  5,509,636           5,225,500

Stockholders' Equity:
 Common stock, $.001 par value, authorized
  15,000,000 shares; issued 11,716,395 and
  11,713,895 shares and outstanding 11,483,136
  and 11,480,636 shares at September 30, 1999
  and December 31, 1998, respectively                             11,716              11,714
 Additional paid-in capital                                   48,573,971          48,571,630
 Retained earnings                                           (41,893,727)        (38,516,420)
 Stockholder receivable                                         (103,500)           (103,500)
 Treasury stock (at cost)                                       (107,651)           (107,651)
                                                            ------------        ------------

Total Stockholders' Equity                                     6,480,809           9,855,773
                                                            ------------        ------------

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                                        $ 65,255,999        $ 67,866,655
                                                            ============        ============

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)

                                                Nine Months Ended September 30,
                                               --------------------------------
                                                     1999             1998
                                               ----------------  --------------
Revenues:
 Gross revenues                                $    32,426,834   $   43,861,302
                                               ---------------   --------------

Expenses:
 General & administrative                            1,676,900        2,581,337
 Salaries & employee benefits                       17,952,603       19,416,449
 Legal & professional                                  472,950          320,911
 Rent & utilities                                    1,157,071        1,168,095
 Taxes & insurance                                     818,145          919,085
 Technical operating expenses                        4,958,606        4,465,178
 Provision for doubtful accounts                       155,344          295,296
 Depreciation and amortization                       4,887,241        5,259,873
 Restructuring and impairment expense                       --        5,518,489
 Merger expense                                        717,861               --
                                               ---------------   --------------

  Total operating expenses                          32,796,721       39,944,713
                                               ---------------   --------------

 Equity in earnings of
   unconsolidated partnership                          291,242          225,728
                                               ---------------   --------------

Income from operations                                 (78,645)       4,142,317

Other income (expense):
 Other income                                           35,166          104,635
 Interest expense                                   (3,140,521)      (3,342,463)
                                               ---------------   --------------
  Total other income (expense)                      (3,105,355)      (3,237,828)
                                               ---------------   --------------

INCOME BEFORE INCOME TAXES                          (3,184,000)         904.489

Federal Income Taxes (Benefit) Provision               (90,829)         327,175
                                               ---------------   --------------

NET LOSS                                       $    (3,093,171)  $      577,314

Preferred Dividends                                    284,136          264,930
                                               ---------------   --------------

Net Loss available to commons stockholders     $    (3,377,307)  $      312,384
                                               ===============   ==============

Loss per share :
 Basic                                         $         (0.29)  $         0.03
                                               ===============   ==============
 Diluted                                       $         (0.24)  $         0.05
                                               ===============   ==============

Weighted average common shares outstanding:
 Basic                                              11,482,410       11,174,841
                                               ===============   ==============
 Diluted                                            12,640,119       12,590,496
                                               ===============   ==============

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)

                                                Three Months Ended September 30,
                                               --------------------------------
                                                    1999               1998
                                               -------------      -------------
Revenues:
 Gross revenues                                $  10,382,582       $ 14,292,919
                                               -------------       ------------

Expenses:
 General & administrative                             527,170           900,945
 Salaries & employee benefits                       5,940,272         6,391,880
 Legal & professional                                 150,586           127,096
 Rent & utilities                                     372,845           412,799
 Taxes & insurance                                    341,427           325,610
 Technical operating expenses                       1,662,402         1,335,902
 Provision for doubtful accounts                       52,778            37,521
 Depreciation and amortization                      1,637,121         1,765,430
                                               --------------     -------------

  Total operating expenses                         10,684,601        11,297,183
                                               --------------    --------------

 Equity in earnings of
   unconsolidated partnership                         141,242            45,885
                                               --------------    --------------

Income from operations                               (160,777)        3,041,621

Other income (expense):
 Other income                                          53,379            12,343
 Interest expense                                  (1,080,568)       (1,167,257)
                                               --------------    --------------
  Total other income (expense)                     (1,027,189)       (1,154,914)
                                               --------------    --------------

LOSS BEFORE INCOME TAXES                           (1,187,966)        1,886,707

Provision for Federal Income Taxes                        253           641,567
                                               --------------    --------------

NET LOSS                                       $   (1,188,219)   $    1,245,140

Preferred Dividends                                    94,712            88,310
                                               --------------    --------------

Net Loss available to commons stockholders     $   (1,282,931)   $    1,156,830
                                               ==============    ==============


Loss per share :
 Basic                                         $        (0.11)   $         0.10
                                               ==============    ==============
 Diluted                                       $        (0.09)   $         0.10
                                               ==============    ==============

Weighted average common shares outstanding:
 Basic                                             11,482,410        11,407,466
                                               ==============    ==============
 Diluted                                           12,619,240        12,641,469
                                               ==============    ==============

                                          DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
                                    Consolidated Statement of Stockholders' Equity (Unaudited)
                                           For the Nine Months Ended September 30, 1999
---------------------------------------------------------------------------------------------------------------------------------



                                                                     Retained
                                                   Additional        Earnings
                                   Common           Paid-In        (Accumulated        Stockholder     Treasury
                                    Stock           Capital           Deficit)         Receivable       Stock           Total
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998,        $11,714        $48,571,630      $(33,291,667)       $(103,500)     $(107,651)     $15,080,526
as previously reported

Prior period adjustments **                                          (5,224,753)                                      (5,224,753)
                                   ---------------------------------------------------------------------------------------------
Balance, December 31, 1998,        $11,714        $48,571,630      $(38,516,420)       $(103,500)     $(107,651)     $ 9,855,773
Adjusted

Net Loss                                                             (3,377,307)                                      (3,377,307)

Stock options exercised                  2              2,341                                                              2,343

                                   ----------------------------------------------------------------------------------------------
Balance, September 30, 1999        $11,716        $48,573,971      $(41,893,727)       $(103,500)     $(107,651)     $ 6,480,809
================================================================================================================================


**NOTE: To adjust the mandatorily redeemable preferred stock to its liquidation preference of $7.00 per share.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)

                                                 Nine Months Ended September 30,
                                                 ------------------------------
                                                       1999            1998
                                                 --------------   -------------
Cash Flows from Operations:
 Net income (loss)                               $   (3,093,171)  $     577,314
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operations:
 Depreciation and amortization                        4,887,241       5,259,873
 Deferred federal income taxes                         (217,588)        (50,716)
 Decrease in deferred rent expense                           --          (3,373)
 Loss on disposal of assets                              28,284              --
 Restructuring and impairment expense                        --       4,593,808
 (Increase) decrease in other receivable                198,755     (13,437,197)
 (Increase) decrease in trade receivable             (1,328,983)        667,738
 Provision for bad debt                                 155,344         295,296
 (Increase) decrease in prepaid expenses                 13,765        (225,914)
 Increase in equity in unconsolidated partnership       113,434         190,764
 Increase (decrease) in accounts payable              1,024,732         370,406
 Increase (decrease) in accrued liabilities             554,841        (306,867)
 Increase (decrease) in income taxes payable            973,492        (623,677)
                                                 --------------   -------------
Net Cash Provided by Operations                       3,310,146      (2,692,545)
                                                 --------------   -------------

Cash Flows Used in Investing Activities:
 Proceeds from sale of assets                            22,074              --
 (Increase) decrease in other  assets                   (63,113)        (93,567)
 Cash payments for the purchase of property            (261,176)     (1,352,418)
 Acquisition of businesses net of cash acquired              --         (11,352)
 (Increase) decrease in subsidiary acquisition costs     98,852        (176,160)
 (Increase) decrease in other receivables                    --        (360,100)
 (Increase) decrease in employee receivables             (9,621)         71,621
 Increase in stockholder receivable                          --          (4,118)
                                                 --------------   --------------
Net Cash (Used IN) Provided By Investing
 Activities                                            (212,984)     (1,926,094)
                                                 --------------   --------------

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock                   2,343       2,539,544
 Net borrowings on line of credit                       553,288         137,446
 Increase in other liabilities                       (1,850,608)      3,085,139
 Principal payments on long-term debt                  (414,221)     (1,149,860)
 Principal payments on capital lease obligations     (1,856,107)     (3,088,699)
                                                    -----------    ------------
Net Cash (Used IN) Provided by Financing
 Activities                                          (3,565,305)      1,523,570
                                                    -----------    ------------

NET INCREASE (DECREASE) IN CASH                        (468,143)     (3,095,069)
CASH AND CASH EQUIVALENTS BALANCE,
 BEGINNING OF PERIOD                                  1,087,349       5,126,114
                                                    -----------    ------------
CASH AND CASH EQUIVALENTS BALANCE,
 END OF PERIOD                                      $   619,206    $  2,031,045
                                                    ===========    ============

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)

                                                       Nine Months Ended September 30,
                                                       ------------------------------
                                                           1999              1998
                                                       ------------      ------------
Cash Flows from Operations:
 Net loss                                              $ (1,188,219)     $  1,245,140
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operations:
 Depreciation and amortization                            1,637,121         1,765,430
 Gain on disposal of assets                                     926                --
 (Increase) decrease in other receivable                    102,186        (8,265,042)
 (Increase) decrease in trade receivable                   (381,811)         (676,287)
 Provision for bad debt                                      52,778            37,521
 (Increase) decrease in prepaid expenses                     23,865            11,196
 Increase in equity in unconsolidated partnership            98,919           246,257
 Increase (decrease) in accounts payable                    890,614         1,199,446
 Increase (decrease) in accrued liabilities                   9,899           121,126
 Increase in income taxes payable                           846,712         1,041,022
                                                       ------------      ------------
Net Cash Provided by Operations                           2,092,990        (3,274,191)
                                                       ------------      ------------

Cash Flows Used in Investing Activities:
 Proceeds from sale of assets                                22,074                --
 (Increase) decrease in other assets                         (3,000)           34,769
 Cash payments for the purchase of property                      --          (362,164)
 (Increase) decrease in subsidiary acquisition costs             --              (994)
 (Increase) decrease in other receivables                        --          (329,199)
 (Increase) decrease in employee receivables                 (6,027)           13,139
 Increase in stockholder receivable                              --            (1,553)
                                                       ------------      ------------
Net Cash  (Used IN) provided by Investing
 Activities                                                  13,047          (646,002)
                                                       ------------      ------------

Cash Flows from Financing Activities:
 Proceeds from issuance of common stock                          --            11,812
 Net borrowings on line of credit                          (446,712)               --
 Increase in other liabilities                             (740,410)        1,363,015
 Principal payments on long-term debt                      (404,826)         (102,348)
 Principal payments on capital lease obligations           (732,173)       (1,053,213)
                                                      -------------      ------------
Net Cash  (Used IN) provided by Financing
 Activities                                              (2,324,121)          219,266
                                                      -------------      ------------

NET INCREASE (DECREASE) IN CASH                            (218,084)       (3,700,927)
CASH AND CASH EQUIVALENTS BALANCE,
 BEGINNING OF PERIOD                                        837,290         5,731,972
                                                      -------------      ------------
CASH AND CASH EQUIVALENTS BALANCE,
END OF PERIOD                                         $     619,206      $  2,031,045
                                                      =============      ============

                DIAGNOSTIC HEALTH SERVICES, INC & SUBSIDIARIES

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

                      [ORGANIZATIONAL CHART APPEARS HERE]

In addition, DHS and DHSMS have three inactive wholly owned subsidiaries, MAI Acquisition Corp., Diagnostic Health Services de Mexico, S.A. de C.V. and HomeCare International, Inc.

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

On April 17, 1997, the Company issued 60,000 common stock purchase warrants to The Prudential Insurance Company of America ("Prudential") in connection with the sale of $20,000,000 in principal amount of senior subordinated promissory notes. As of September 30, 1999, none of such warrants had been exercised.

At September 30, 1999, stock warrants outstanding amounted to 70,000 at exercise prices ranging from $6.25 to $12.25 per common share.


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

NOTE 4.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for the nine months ended September 30, 1999 and 1998 for interest was approximately $2,079,000 and $3,163,000, respectively.

No cash payments for income taxes were made for the nine months ended September 30, 1999, while the Company paid approximately $1,007,977 in cash for the nine months ended September 30, 1998.

The Company also recognized assets and obligations under noncompete agreements of approximately $22,000 for the nine months ended September 30, 1998.

The Company acquired property and equipment under capital leases, excluding leases in connection with business acquisitions, of approximately $2,304,000 and $212,000 for the nine months ended September 30, 1999 and 1998, respectively.

No adjustments were made to goodwill during the nine months ended September 30, 1999. During the nine months ended September 30, 1998, the Company made an adjustment of approximately $1,753,000 to goodwill, related to the SoCal and ICM acquisitions, due to the revaluation of the property and equipment acquired.

No conversion of liabilities to DHS common shares occurred during the nine months ended September 30, 1999. During the nine months ended September 30, 1998, the Company converted $1,500,000 of deferred liabilities related to the DIS acquisition by the issuance of 200,000 DHS shares.

Dividends paid in kind on the Company's mandatorily redeemable preferred stock were $284,136 and $264,930 for the nine months ended September 30, 1999 and 1998 respectively.

NOTE 5.  MANDATORILY REDEEMABLE PREFERRED STOCK

The mandatorily redeemable preferred stockholders are entitled to receive preferential and cumulative annual preferred stock dividends, payable in kind in additional preferred shares, at a rate of 7.25% of the liquidation preference of $7.00 per share and are entitled to a preference, in liquidation, in the amount of $7.00 per share plus accrued and unpaid dividends. As of September 30, 1999, there were no cumulative preferred stock dividends in arrears. Preferred shares are not entitled to vote except in certain circumstances. The holders of outstanding preferred shares may convert such shares at the rate of one share for each share of common stock. Additionally, in any fiscal quarter in which the mean average daily last reported sale price of the common stock is less than $7.00 per share, then, at any time during the next succeeding fiscal quarter of the Company, the holders of the preferred stock shall have the right to convert any or all of their shares into common stock, with each outstanding share being convertible into a number of shares of common stock equal to the liquidation value divided by the average closing price during the preceding fiscal quarter. Each conversion has a limitation whereby the conversion shares held by the subject holder cannot exceed 9.9% of the outstanding common shares outstanding prior to conversion.

The holders of the preferred stock may require the Company to redeem any or all of the outstanding preferred stock at a price of $7.00 per share at any time and from time to time on or after November 13, 2001, subject to certain limitations under the Company's loan agreements. Additionally, the Company may at its sole discretion redeem all or any portion of the preferred stock then outstanding. On any such redemption, the Company will pay a price per share on a progressive scale specifically designated by the certificate of stock designation agreement. At September 30, 1999, the Company would pay a price of no less than $8.10 per preferred share for any such redemption.

The liquidation preference amounts and shares outstanding, including all dividends, are as follows:


                            Liquidation Preference
                            ----------------------
As of December 31,       No. of Shares          Amount
------------------       -------------          ------

       1998                  746,500            $5,225,500
       1997                  695,593             4,872,263
       1996                  648,986             4,542,903


NOTE 6.   CHANGE IN ACCOUNTING METHOD

In December 1998, the Company elected to change its method for accounting for future payments relating to contract receivables due on long-term equipment and service agreements. Under the previous method, expected profits or losses on contracts were based on the Company's estimates of guaranteed minimum contract values and related costs upon installation. These estimates were reviewed and revised periodically throughout the lives of the contracts, and adjustments resulting from such revisions were recorded in the periods in which the revisions are made. Losses on contracts were recorded in full as they were identified.

Under the new method, contract revenues are recognized ratably on a monthly basis as billed to customers, and all costs are treated as period costs. The Company believes that the new method is preferable because results of operations will more closely approximate actual cash flows.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES


NOTE 7. EARNINGS PER SHARE

                                                                       For the Nine Months Ended 9/30/99
                                                 -----------------------------------------------------------------------------
                                                        Income                      Shares                    Per - Share
                                                     (Numerator)                 (Denominator)                  Amount
                                                 -----------------------------------------------------------------------------
Net income                                           $(3,093,171)
Less:  Preferred stock dividend                         (284,136)
                                                 -------------------
Basic EPS
Income available to
    Common shareholders                               (3,377,307)                  11,482,410                    $  (0.29)
                                                                                                             =================

Effects of Dilutive Securities
Stock options - plan year 1992                                                         20,879
Convertible preferred stock                              284,136                    1,136,830
                                                 -------------------           ------------------
Diluted EPS                                          $(3,093,171)                  12,640,119                    $  (0.24)
                                                 ===================           ==================            =================


NOTE 8. GOING CONCERN

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

The Company is in default in payment of two quarterly principal payments (each in the amount of $400,000) that was due Chase Bank of Texas, N.A. ("Chase") on July 17 and October 17, 1999. Additionally, the Company's $1 million revolving credit facility with Chase matured on September 30, 1999, and has not been repaid or renewed by Chase. The Company has received a notice of event of default from Chase; accordingly, all of the Chase debt has been reclassified to current liabilities.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES


The Company is in default in payment of three quarterly interest payments (each in the amount of $525,000) that were due under the Subordinated Notes on April 17, July 17, and October 17, 1999, respectively. The Company is also in default with respect to financial covenants of its subordinated note agreement with Prudential. Such defaults to Prudential also constitute events of default under the Company's loan agreement with Chase. Accordingly, the entire Prudential debt has been reclassified to current liabilities. The following table sets forth the liabilities section of the balance sheet as if the Chase and Prudential debt had not been reclassified to current liabilities:

                                             (Unaudited)          (Audited)
                                         September 30, 1999   December 31, 1998
                                         ------------------   -----------------
Current Liabilities:
 Accounts payable                            $ 4,528,000         $ 3,503,268
 Accrued liabilities                           2,941,150           2,221,795
 Current lease obligations                     2,718,864           2,585,334
 Current portion of long-term debt             1,615,172             814,106
 Advance contract proceeds                     1,955,000           1,955,000
 Notes payable                                   553,288                  --
                                             -----------         -----------

Total Current Liabilities                     14,311,474          11,079,503

Long-term lease obligations                   10,966,701          10,652,605
Long-term debt                                 5,974,743           7,190,030
Senior subordinated debt                      20,000,000          20,000,000
Other liabilities                              2,012,636           3,863,244
                                             -----------         -----------

 Total Liabilities                            53,265,554          52,785,382
                                             -----------         -----------

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

Due to the continued lack of resources, the Company has been unable to pursue significant new business opportunities. As a result, the Company has been at a competitive disadvantage, and revenues have declined. The Company has a high fixed-cost structure, and as revenues from the acquired businesses declined, operating margins also declined. Many of the Company's restructuring efforts during 1999 and 1998 were directed towards reducing fixed costs, eliminating marginal and unprofitable accounts, and establishing and improving returns on new and existing business. Management began this process during the second quarter of 1998 and continues to seek opportunities to reduce costs and improve cash flows.

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

                                                       Third Quarter              Third Quarter               Variance
                                                 -----------------------------------------------------------------------------
                                                           1999                       1998                 3Q 99 vs 3Q 98
                                                 -----------------------------------------------------------------------------
Gross revenues                                    $10,382,582  100.00%       $11,696,551   100.00%    $(1,313,969)  $  -11.23%
                                                 ---------------------       ---------------------    ------------------------

Expenses:
     General & administrative                         527,170    5.08%           901,825     7.71%       (374,655)     -41.54%
     Salaries & employee benefits                   5,940,272   57.21%         6,391,981    54.65%       (451,709)      -7.07%
     Legal & professional                             150,586    1.45%           127,097     1.09%         23,489       18.48%
     Rent & utilities                                 372,845    3.59%           412,799     3.53%        (39,954)      -9.68%
     Taxes & insurance                                341,427    3.29%           325,610     2.78%         15,817        4.86%
     Technical operating expenses                   1,662,402   16.01%         1,336,615    11.43%        325,787       24.37%
     Provision (credit) for doubtful accounts          52,778    0.51%            37,521     0.32%         15,257       40.66%
     Depreciation and amortization                  1,637,121   15.77%         1,765,430    15.09%       (128,309)      -7.27%
                                                 ---------------------       ---------------------    ------------------------
     Total operating expenses                      10,684,601  102.91%        11,298,878    96.60%       (614,277)      -5.44%
                                                 ---------------------       ---------------------    ------------------------

Equity in earnings of unconsolidated
partnership                                           141,242    1.36%            45,885     0.39%         95,357      207.82%
                                                 ---------------------       ---------------------    ------------------------
Income (loss) from continuing operations
     before income taxes                         $  (160,777)   -1.55%       $   443,558     3.79%    $  (604,335)     136.25%
                                                 =====================       =====================    ========================
Earnings before Interest, Taxes,
     Depreciation and Amortization (EBITDA)      $ 1,476,344    14.22%       $ 2,208,988    18.89%    $  (732,644)     -33.17%
                                                 =====================       =====================    ========================

Income (loss) from continuing operations
     before incomes taxes per share:
     Basic                                       $     (0.01)                $      0.04
                                                 ============                ===========
     Diluted                                     $     (0.01)                $      0.04
                                                 ============                ===========
Weighted average common shares outstanding:
     Basic                                        11,482,410                  11,407,466
     Diluted                                      12,619,240                  12,641,469


NOTE:  Numbers may not add due to rounding.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES


Three Months Ended September 30, 1999 Compared with Three Months Ended September 30, 1998

During the three months ended September 30, 1999, gross revenues declined $1.3 million, or approximately 11% compared to the same period a year ago. Operating expenses decreased by approximately 5.4% from $11,299,000 to $10,684,000. The principal areas that decreased in 1999 were general and administrative expense (down 42%), salaries and employee benefits (down 7%), and depreciation and amortization (down 7%). Salaries and benefits, and general and administrative expenses decreased as a result of cost-cutting and restructuring efforts. Technical operating expenses increased by $326,000 (up 24%), primarily due to increased repair and maintenance expenses. Operating income decreased $604,000 to a loss of $161,000 in the third quarter of 1999 compared to income from operations of $444,000 in the third quarter of 1998.


Nine Months Ended September 30, 1999 Compared with Nine Months Ended September 30, 1998

                                                  Nine Months Ended           Nine Months Ended
                                                      June 30                     June 30                  Variance
                                                        1999                        1998                3Q 99 vs 3Q 98
                                              ----------------------------------------------------------------------------
Gross revenues                                $32,426,834   100.00%       $33,832,252   100.00%     $(1,405,418)    -4.15%

Expenses:
     General & administrative                   1,676,900     5.17%         2,582,217     7.63%        (905,317)   -35.06%
     Salaries & employee benefits              17,952,603    55.36%        19,416,550    57.39%      (1,463,947)    -7.54%
     Legal & professional                         472,950     1.46%           320,912     0.95%         152,038     47.38%
     Rent & utilities                           1,157,071     3.57%         1,168,095     3.45%         (11,024)    -0.94%
     Taxes & insurance                            818,145     2.52%           919,085     2.72%        (100,940)   -10.98%
     Technical operating expenses               4,958,606    15.29%         4,465,891    13.20%         492,715     11.03%
     Provision (credit) for doubtful
     accounts                                     155,344     0.48%           295,296     0.87%        (139,952)   -47.39%
     Depreciation and amortization              4,887,241    15.07%         5,259,873    15.55%        (372,632)    -7.08%
                                              ---------------------       ---------------------     ---------------------
     Total operating expenses                  32,078,860    98.93%        34,427,919   101.76%      (2,349,059)    -6.82%
                                              ---------------------       ---------------------     ----------------------

Equity in earnings of unconsolidated
     partnership                                  291,242     0.90%           225,728     0.67%          65,514     29.02%
                                              ---------------------       ---------------------     ----------------------
Income (loss) from continuing operations
     before income taxes                      $   639,216     1.97%      $   (369,939)   -1.09%     $ 1,009,155    272.79%
                                              =====================      ======================     ======================

Earnings before Interest, Taxes,
     Depreciation and Amortization (EBITDA)   $ 5,526,457    17.04%      $  4,889,934    14.45%     $   636,523     13.02%
                                              =====================      ======================     ======================

Income (loss) from continuing operations
     before incomes taxes per share:
     Basic                                    $      0.06                $      (0.03)
                                              ===========                ============
     Diluted                                  $      0.05                $      (0.03)
                                              ===========                ============

Weighted average common shares outstanding:
     Basic                                     11,482,410                  11,407,466
     Diluted                                   12,640,119                  12,641,469


NOTE: Numbers may not add due to rounding.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

Nine Months Ended September 30, 1999 Compared with Nine Months Ended September 30, 1998

During the nine months ended September 30, 1999, gross revenues declined $1.4 million (4%). Operating expenses decreased by 2,349,000 to $21,394,000. The principal areas that decreased in 1999 were general and administrative expense (down 35%), salaries and employee benefits (down 8%), depreciation and amortization (down 7%). Salaries and benefits, and general and administrative expenses decreased as a result of cost-cutting and restructuring efforts. Technical operating expenses increased $492,000 compared to last year, an 11% increase. The increase was primarily due to increased repair and maintenance expenses. Depreciation and amortization decreased by $373,000 as a result of goodwill written off during 1998. Operating income increased $1,010,000 to $639,000 in 1999 compared to a net loss from operations of $370,000 in 1998. The improvement was due primarily to the expense reductions described above.

For the nine months ended September 30, 1999, EBITDA was $5.5 million, representing a $637,000 improvement from the same period a year ago. During 1999, the Company has reduced total debt by $1.7 million to $45.8 million, or approximately 6.2 times annualized EBITDA. The Company's scheduled principal and interest obligations for the next 12 months are approximately $9.7 million, and thus the Company must refinance or retire debt through proceeds of an equity infusion in order to meet its obligations.

Liquidity and Capital Resources

The Company's liquidity and capital resources are strained. As a result of declines in the performance of debt-financed acquisitions, the Company's cash flow is not adequate to fund debt service and continuing operations. The Company refinanced its capital lease debt in late 1998 and early 1999, and is attempting to replace its senior lender with an asset-based lender whose principal covenants will be based on the collateral value underlying its loan, with less emphasis on ratios of cash flows to funded debt and fixed charges. Management believes that an asset-based facility is appropriate to its circumstances, and will provide additional capacity to fund new projects and provide working capital. Although the Company has identified one potential refinancing source, the Company is uncertain as to whether or when it will be able to complete such financing. Completion of such financing will also require an amendment and restructuring of the Company's outstanding subordinated debt.

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

Effective as of December 31, 1998, the Company and its subsidiaries entered into a further amendment of the revolving credit and term loan facility with Chase., This amendment provides for the implementation of a new financial covenant structure. Simultaneously, the Company also entered into an amendment of its subordinated note agreement with Prudential, containing amendments consistent with the Chase amendment.

The new financial covenant structure temporarily suspends the Fixed Charge Coverage Ratio, Funded Debt to EBITDA Ratio, and Senior Debt to EBITDA Ratio, and requires the Company to maintain minimum EBITDA levels. In addition, the new structure limits unleveraged capital expenditures, and prohibits the Company from incurring additional debt or selling assets. At September 30, 1999, the Company was not in compliance with the

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

required minimum EBITDA level, and had failed to make scheduled principal and interest payments under the loan.

Also under the December 31, 1998 Chase amendment, the outstanding $7,952,930 principal balance of the Company's term loan was to begin a five-year amortization program commencing July 15, 1999, and the remaining availability under that facility is cancelled. The revolving facility was reduced to $1 million with a shortened maturity of January 31, 1999 (which was thereafter extended to September 30, 1999), and on September 30, 1999, the outstanding principal balance of the revolving credit loans was $553,288. All of the Chase loans bear interest at varying rates, depending on the Company's leverage from time to time. The revolving facility matured September 30, 1999 and has not been repaid or renewed. The Company was also unable to make the required $400,000 principal payment due under its term facility on July 15, 1999. On July 8, 1999, the Company received from Chase a notice of event of default.

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

The Company is in default in payment of three quarterly interest payments (each in the amount of $525,000) that were due under the Subordinated Notes on April 17, July 17, and October 17, 1999, respectively. The Company is also in default as of September 30, 1999 with respect to financial covenants of its subordinated note agreement with Prudential. The defaults to Prudential also constitute events of default under the Company's loan agreement with Chase.

The Company and its subsidiaries have also entered into various financing arrangements with commercial leasing companies and equipment suppliers, bearing interest ranging from 7.7% to 12.1% per annum.

In 1998, the Company received net proceeds of approximately, $1,801,858 from the exercise of warrants, and $811,136 from the exercise of options under the Company's various stock option plans.

At December 31, 1998, the Company was not in compliance with the tangible net worth requirement for continued listing on the Nasdaq National Market. In February 1999, Nasdaq notified the Company that the Company would be required to demonstrate, to Nasdaq's satisfaction, that the Company would be able to promptly cure this deficiency. In March 1999, the Company received further notice from Nasdaq that the Company's common stock would be promptly delisted from the Nasdaq National Market (the "NNM") absent a further showing of a plan of compliance. The Company appealed the proposed delisting, and an oral hearing was held before Nasdaq on May 20, 1999, at which time the Company provided details regarding a proposed merger with Medical Alliance, Inc. ("MAII"), which would have had the effect of restoring compliance with the tangible net worth requirement. Thereafter, the Company's common stock ceased to meet the minimum bid price required for continued listing. On August 10, 1999, the Company and MAII announced that they were unable to consummate the proposed merger, and on August 11, 1999, the Company's stock was delisted from the NNM and now trades on the OTC Bulletin Board. The termination of the proposed merger with MAII, and the delisting of the Company's common stock, have had and can be expected to continue to have a material adverse effect on the Company's ability to refinance its indebtedness and/or raise additional equity capital.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

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


Items 1-5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits to this report:

Exhibit 11.1: Computation re: Computation of Earnings Per Share

(b) The Company did not file any report on Form 8-K during the quarterly period ended September 30, 1999.

                DIAGNOSTIC HEALTH SERVICES, INC. & SUBSIDIARIES

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       DIAGNOSTIC HEALTH SERVICES, INC.




                                                    /S/ MAX W. BATZER
---------------------------------------------------------------------
                                                        Max W. Batzer
                                                Chairman and Director




                                            /S/ CHRISTOPHER L. TURNER
---------------------------------------------------------------------
                                                Christopher L. Turner
Chief Executive Officer, President, Director, Chief Financial Officer
                                     and Principal Accounting Officer




                                                /S/ JAMES R. ANGELICA
---------------------------------------------------------------------
                                                    James R. Angelica
                                              Chief Operating Officer


                                             Date: November 14, 1999